Form 10KSB
period 1999-12-31
MEDSEARCH TECHNOLOGIES INC
filed 2000-05-10
CIK 1093759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                             -----------------

                           COMMISSION FILE NO. 0-27135

                          MEDSEARCH TECHNOLOIGES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        13-4070962
------------------------------------           ---------------------------------
(STATE OF OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

         40 WALL STREET
        NEW YORK, NEW YORK                                   10005
        ------------------                                ------------
       (ADDRESS OF PRINCIPAL                               (ZIP CODE)
        EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 943-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
                                                            -----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $1,110,133.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 2000, was approximately $12,319,960.

         Number of shares outstanding of the issuer's common stock, as of March 31, 2000 was 6,534,582.

         Documents Incorporated by Reference:  None

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

         Certain information contained in this Form 10-KSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Form 10-KSB. Such potential risks and uncertainties include, but are not limited to, the risk factors contained in the Form 10-KSB including those relating to the Company's history of losses and early stage of development. See "Risk Factors" below. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL/HISTORICAL INFORMATION

         The Company, a medical device research/development and distribution/marketing company, is in its early stage of development and has a history of losses. The Company incurred net losses of $241,121 and $1,003,923 for the years ended December 31, 1998 and 1999, respectively. The Company has generated limited revenues to date and requires additional financing to increase its research and development activities and to develop new products. See "Risk Factors" below.

         The Company was originally incorporated in 1986 under the laws of the State of Nevada (under the name Best Resources, Inc. which later changed its name to Diversified Concepts, Inc.). The Company was originally organized to engage in investments and business development operations related to the sale of lobster which was imported from Ecuador. Due to lack of sales, the Company ceased selling lobster and began searching for a new business.

         In June 1998, the Company consummated a 1-for-100 reverse stock split resulting in a post-split capitalization of approximately 379,600 shares of outstanding common stock. In June 1998, Mr. Jacob Meller, the Company's President, purchased 214,600 of such outstanding shares from certain principal stockholders (the former directors) of the Company. As a result of such transaction, Mr. Meller owned approximately 57% of the outstanding stock, the three principal shareholders owned approximately 35% (131,400 shares) and the public shareholders owned the remaining 8% (33,600 shares). Simultaneously with this transaction, a new board of directors was appointed consisting of Mr. Meller and Ms. Frieda Goldstein.

         The Company (the Diversified) changed its name to Medsearch, Inc. In September 1998 to reflect its new direction as a medical device research/development and distribution/marketing company. Medsearch Technologies, Inc. was incorporated on April 12, 1999 pursuant to the laws of the State of Delaware as the successor to Medsearch, Inc. It was organized to effectuate a reincorporation of Medsearch, Inc. with and into Medsearch Technologies, Inc. On August 11, 1999. The Company maintains its executive offices at 40 Wall Street, New York, NY 10005 and its telephone number is (212) 943-6000.

         In October 1998, the Company acquired 70% of the outstanding stock of Meduck Technologies, Ltd. ("Meduck") in consideration for the issuance of 700,000 shares of its Common Stock valued at $175,000. Meduck is a medical device research and development company based in Israel that holds various patents for medical devices. There were no other assets or operations acquired by Medsearch in the transaction.

         In October 1998, the Company acquired 100% of the outstanding stock of Optimart Imports, Inc. ("Optimart") in consideration for the issuance of 500,000 shares of its Common Stock valued at $125,000 and $250,000 cash, for a total of $375,000. Optimart is a company that had distribution rights to sell optical products. There were no other assets or operations acquired in the transaction.

         In June 1999, the Company acquired 100% of the outstanding stock of TNJ Products, Inc. ("TNJ") in consideration for the issuance of 600,000 shares of its Common Stock valued at $1,050,000. TNJ is a medical product distribution company.

         In June 1999, the Company sold Optimart to its original owners for the return of 150,000 shares of the Company's Common Stock (to the treasury) and $250,000 (payable in installments between June 1, 2000 and December 1, 2000). Although Optimart generated profits, the Company based this decision on its desire to focus solely on medical devices.

         In June, 1999, Meduck issued an additional 27% of its outstanding stock to the Company (by converting $237,000 of loans to Meduck for such stock), bringing the Company's interest in Meduck to 97%.

         In August 1999, the Company acquired 100% of the outstanding stock of M&W Medical Supply, LLC ("M&W") in consideration for the issuance of 50,000 shares of its Common Stock, 100,000 warrants with an exercise price of $2.00, and 100,000 warrants with an exercise price of $3.00 for a total value of $185,000. M&W holds patents and a notice of allowance for a trademark on an existing product called the SCOPESHIELD(TM).

THE COMPANY

         MedSearch has three subsidiaries: Meduck, TNJ, and M&W.

         MEDUCK: MedSearch acquired 70% of Meduck in October 1998. Based in Israel, Meduck is a medical device research and development company specializing in unique, non-invasive, high quality products. To date, the Company has developed products in the field of anesthesia and urology. The Company is also developing products in the fields of neurology and sleep medicine. In June 1999, Meduck issued an additional 27% of its shares to Medsearch (by converting $237,000 of loans to Meduck for such stock), bringing the Company's interest in Meduck to 97%.

         TNJ: MedSearch acquired 100% of TNJ in June 1999. TNJ is a Chicago-based medical product distribution company with nationwide sales representatives. TNJ offers rehabilitative breast cancer services and sells breast cancer related products on the premises of the University to Chicago Hospital and in central Chicago area. TNJ is licensed to distribute the Israeli developed and manufactured "Lympha-Press" and "Ballancer" products.

         M&W: MedSearch acquired 100% of M&W in August 1999. M&W holds patents and trademarks on an existing product called the "SCOPESHIELD(TM)", a unique disposable stethoscope cover which shields stethoscope from hazardous microorganisms.

MEDUCK

         Meduck was acquired by MedSearch in October 1998. Meduck develops unique, non-invasive medical devices geared toward different segments of the medical device market. Meduck's products in development include products in the fields of urology, anesthesia, neurology and sleep medicine. Meduck has no products in the market and no sales. The products developed by Meduck are in varied stages of development.

         Meduck's staff includes highly qualified, experienced personnel with degrees from internationally recognized universities. Meduck's research and development is based on the collaboration of physicians and surgeons, leading academic researchers in the field of biomedical engineering and engineers well experienced in the medical device industry. Meduck plays a significant role in the expected overall operations of the Company.

PRODUCTS

SYMDEX 1000' DEPTH OF ANESTHESIA MONITOR

         In December 1998, MedSearch announced the development of a unique (patent pending) product called the 'Symdex 1000' Depth of Anesthesia Monitor ("Symdex 1000"). The 'Symdex 1000' measures the depth of anesthesia via the sympathetic nervous system (the neurological system of the body that reacts to pain). The activity of the sympathetic nervous system is displayed on a screen to alert the anesthesiologist as to whether or not the patient is asleep during anesthesia.

         Although patients may seem deeply asleep during surgery, this may not be the case at all. At times, due to the muscle relaxants administered at the beginning of the anesthetic process, the patient is awake and aware, but physically paralyzed and incapable of moving to alert the anesthesiologist that he is awake. If the patient is not deep enough asleep, he may accumulate explicit and implicit memories which can trigger severe sleep disorders, emotional stress of varying degree, and mental disorders.

         While existing monitors measure brain waves (EEG) and muscle movements, these measurements are, in the opinion of management, frequently inaccurate because EEG requires the absence of outside influences such as electrical noise caused by electrical incision tools, that are impossible to eliminate during surgery. Because of the unreliability of existing monitors, anesthesiologists sometimes administer extra medication. Over-administration of anesthetic medication can prolong patient recovery rates and lengthen hospital stays. The 'Symdex 1000' utilizes temperature and other parameters to measure sympathetic activity. This measurement of sympathetic activity provides the physician with a more accurate measurement of patient awareness.

         Medsearch's depth of anesthesia device incorporates advanced techniques of evaluation. It evaluates on-line sympathetic activity and correlates the information with existing parameters. Medsearch's patent pending algorithms enable the physician to monitor `old' and `new' parameters from the anesthesiologists perspective.

         The anesthesia monitor utilizes the measurement and analysis of peripheral sympathetic activity. Sensors composed of existing temperature and other components measure temperature, blood flow, heart rate and various other parameters. These parameters are analyzed in real time by unique algorithms and filters that determine sympathetic activity. According to the American Society of Anesthesiologists, the parameters utilized by the Symdex 1000 are standard practice during surgery.

         The information is then transmitted via small, disposable sensors that are attached to a finger on each of the patient's hands or to the patient's earlobes. The information can be correlated with other signals such as EEG, ECG, and others. The basic analyzed information is displayed on a monitor screen for professional viewing.

         The 'Symdex 1000' has 2 components - The Add-On Monitor and the Multi-Parameter Monitor. The Add-On Monitor is the basic hardware and software incorporated into a compact unit intended as an add-on to existing monitors in the operating room. The Multi-Parameter Monitor is a complete system; it includes a large monitor for viewing parameter correlations between the various data types and the ability to record the data for future viewing and analysis.

         The Company is in the process of preparing the documentation necessary for its FDA filing. The Company intends to begin pre-marketing the "Symdex 1000" in the last quarter of 2000.

COMPETITION - ANESTHESIA MONITORS

         To date, anesthesiologists measure the depth of anesthesia utilizing a few devices- none of which measure sympathetic activity. Though there is constant research in this area, most efforts to develop a depth of anesthesia monitor have failed. These efforts include the monitoring of brain waves, muscle movement, and various physiological parameters which, in the opinion of management, provide limited results. To management's knowledge, devices currently on the market are based on different measurements including EEG, heart rate, blood pressure and temperature, none of which, in management's belief, are reliable as the measurement of sympathetic activity.

         Current research is based around EEG (brain waves) and although there is accumulated clinical data that sophisticated analysis of brain waves can, in some cases, reliably monitor the depth of anesthesia, there are quite a few limitations. The EEG is a good indicator of anesthetic depth only under certain restricted conditions such as the absence of surgical stimulation, outside influences such electrical and physiological noise. EEG monitoring involves the precise placement of between 2 and 12 electrodes on the patient's scalp. The existence of electrodes on the patients body can be an impediment to surgeons who need easy access to the area.

THE MARKET FOR THE SYMDEX 1000

         There has been tremendous growth in the last decade in the number of surgical procedures performed annually. According to Time.com, over 20 million surgical procedures are performed in the U.S. every year. This number does not include dentistry, abortion, family planning, birthing, pain-block and small clinic-based procedures which account for a further 9 million annual surgical procedures.

         In the cost cutting climate of healthcare industries all over the world there has been a natural transfer to outpatient (ambulatory) surgery. Reduced reimbursement fees are forcing more and more hospitals to perform as many surgical procedures as possible on an outpatient basis. In order to achieve minimal patient recovery time, surgical procedures need to be brief. An important factor in shortening the patient recovery period is minimizing the amount of anesthesia a patient receives. This requires precise monitoring of the patient in order to enable precise control of anesthetics delivery.

         The trend of shortening post-surgery recovery periods applies not only to outpatients but to inpatients as well. Patients are now quickly moved out of expensive areas such as critical care units and into step-down units in an effort to lower costs. There is also a definite trend towards placing patients as quickly as possible into alternate site care for post-surgical recovery and rehabilitation. The shifting markets and the rise in the number of surgeries have led to an increase in sales of innovative surgical equipment, driving revenues up sharply. The anesthesia monitoring market should continue to provide stable and promising growth for manufacturers with innovative products designed to meet the changing market needs.

NOCTURNAL PENILE TURNESCENCE AND RIGIDITY ("NPTR")

         Over 20 million men in the United States experience complete erectile dysfunction and over 10 million men experience partial erectile dysfunction. Research has shown that approximately 25% of impotence cases are caused by psychological factors while 75% of impotence cases are caused by physiological factors. The majority of these men are 40 years of age or older. (New Insights Into Erectile Dysfunction: A practical approach, Korenman SG am J Med 1998).

         When the etiology of erectile failure is unclear, the NPTR test is utilized to differentiate between organic (physiological) impotence and psychogenic (psychological) impotence. The test is based on the assumption that men with psychogenic impotence have normal erections during sleep, whereas men with organic impotence have impaired erections during sleep. Another equally important factor measured by the NPTR test is penile rigidity. While tumescence indicates only penile circumference, rigidity is an equally important parameter, indicating the patients ability to sustain an erection for a given period of time.

         In order for an NPTR test to be accurate the patient must be deeply asleep, in a state known as REM. If the patient is not deeply asleep, the results of the test are inaccurate and misleading, which can result in a misdiagnosis. Since REM sleep is such a great parameter in achieving accurate test results, Meduck has composed the sensor attachments from light material. The sensors are easy to attach, comfortable, disposable, accurate and inexpensive. Unlike other products which require 3 consecutive rights of testing to gain results, the NPTR test requires only one night of usage. Additionally, the NPTR test measures both tumescence and rigidity, recognizing that both factors are important in the determination of erectile dysfunction.

         The Company is currently building a prototype of its NPTR monitor and intends to begin sales of the product in the second quarter of 2000.

THE MARKET FOR THE NPTR TEST

         As a result of the intense study of impotence a wide variety of new effective treatments are now available for psychologically and physiologically derived erectile dysfunction. Since the National Institutes of Health (NIH) Consensus Conference on Impotence in 1992 addressed the inadequate level of public and professional understanding of erectile dysfunction (ED), major changes have taken place in the Urology field with respect to impotence. One of the most significant and popular advances in the cure for impotence was the 1995 FDA approval of the use of prostaglandin E1 penile injections for the treatment of impotence. More recently, in 1998, the Viagra oral pill became the fastest selling drug in U.S. history.

         The fact that the most applicable age group for impotence diagnosis and treatment is over 40 has significant market size implications. Because of western demographical changes, this is the fastest growing segment of the population (Frost and Sullivan, Market Engineering, October 1998). Social changes in the last two decades and the coming of age of the baby boomer generation have cultivated a culture where men over 40 expect to live a high quality life style in all aspects of life, including their sexual life style.

COMPETITION

         The following is a summary of existing competitive products for NPTR testing:

NTP stamp test: a simple screening test, which uses adhesive paper stamps similar to postage stamps. A strip of four stamps is snugly wrapped around the penis with the overlying stamp wetted and sealed. The following morning the stamp ring is examined for breaks along the perforations. This is repeated for a three night period.

Strain-Gauge: This device measures change in penile circumference. An elastic loop is placed around the shaft of the penis. The loop contains a conductive medium such as mercury. An increase in penile circumference causes a stretching of the loop and a change in electrical signal. This is recorded on a portable monitor.

Snap-Gauge: This measures penile rigidity, not circumference. Three plastic elements are arranged parallel on a Velcro fastener, which is wrapped around the penis. Each plastic film breaks at a predetermined rigidity of the penis.

Tumisensors: Penile circumference sensors, wires that operate similar to the Strain-Gauge.

Rigiscan: This device consists of two loops surrounding the penis, attached to a small computer with memory capacity. The Rigiscan measures both penile tumescence and rigidity on a continuous basis.

         Some of the shortcomings of the aforementioned tests include the fact that diagnosis fails to indicate frequency and duration of any erections that take place during sleep; diagnosis indicates either penile rigidity or circumference but not both; when penile rigidity is diagnosed, the figure shown indicates rigidity as compared with the average male as opposed to keeping the number subjective to the individual being tested.

         Unlike other products which require three consecutive nights of testing in order to produce results, the MedSearch NPTR monitor requires only one night of usage. Additionally, the NPTR monitor utilizes sensors which are disposable, easy to put on, and comfortable to wear so as not to disrupt the ordinary sleeping patterns of the patient. The NPTR monitor measurements both circumference and rigidity and is relatively inexpensive because there is no need for costly mechanical components.

PRODUCTS IN DEVELOPMENT PHASE

SLEEP MONITOR

         The Sleep Monitor utilizes the same underlying technology as the "Symdex 1000" and is intended for the diagnosis and monitoring of sleep disorders including parameters such as EEG and heart rate. This monitor has a basic clinical unit which provides a wide range of analysis as well as basic real-time viewing of the information. The sleep monitor has five compact home units which can record many hours worth of data, and are simple to use at home. The patient can easily attach the sensors to his fingers and record a full nights sleep in the comfort of his own home. Recorded data can later be analyzed in the clinic.

         According to a recent survey, one third of American adults (63 million people) scored sleep levels known to be hazardous on a scientifically validated sleep measurement. 6% scored in the severe levels category of sleepiness. Due to the complexity of current healthcare systems, only 5% of the population is properly diagnosed and treated for sleeping disorders. (National Sleep Foundation Gallup Survey).

         In order to diagnose a patient with existing monitors, he must spend at least one night, usually more, in the clinic or hospital. Sensors of various types are attached to his head and body by a specially trained nurse or physician. Since hospitals and clinics are not comfortable sleep environments, test results are frequently inaccurate. Sleep testing is an uncomfortable procedure necessary not only for initial diagnosis but also for verification of the selected treatment effectiveness.

         Sleep medicine has been recognized by the American Medical Association as a medical specialty. There are more than 3,000 physicians specializing in sleep medicine and approximately 400 accredited sleep disorder centers in the U.S. Diagnosed sleep disorders include Narcolespsy (an irresistible need to sleep), Nocturnal Myoclanus (a condition associated with involuntary leg jerks during sleep), Insomnia (inability to gain sufficient sleep), Sleep Apnea (a breathing disorder characterized by brief interruptions of breathing during sleep) and sleep walking.

         The response of the sympathetic nervous system is essential for the accurate monitoring of a wide range of sleep conditions. The Sleep Monitor is the only device which can monitor not only EEG and heart rate, but sympathetic activity as well.

         None of the existing monitors or software systems are actually direct competitors of the Sleep Monitor since their sensors are too complex for use in the home-care environment and do not measure sympathetic activity directly. There are no sleep monitors intended for home use that can be easily worn by the patient during a normal night's sleep in their own home. Existing systems are complex monitors which are used for monitoring in sleep laboratories.

         The simplicity of the sensor attachments and the compact size and mobility of the Sleep Monitor home unit enables the patient to be monitored at home. It is the home care environment which holds the most potential for this monitor.

         Management believes that the full U. S. marketing potential is estimated at 3,500 sleep monitoring systems and 35 million sensor sets annually. This figure is based on the number of specializing physicians and sleep disorder centers and an average number of 1000 patients per clinic/physician. The world-wide potential market is conservatively estimated to be twice as large.

NEUROLOGICAL MONITORING

         The neurological monitoring market is primarily undeveloped in terms of existing equipment. One procedure that would greatly benefit from the Neurological Monitor is a sympathectomy. A sympathectomy is a surgical procedure in which the sympathetic activity of the upper limbs is disabled. The surgeon electrically scorches the ganglia of the sympathetic nervous system which controls the upper limbs. Sympathectomy's are commonly performed on individuals with palmar hyperhidrosis (excess perspiration of the palms).

         A surgeon utilizing the Neurological Monitor could detect instantly if the procedure was done satisfactorily simply by monitoring the patient's hands for sympathetic activity. If there is a need for further scorching of the ganglia, it can be done immediately. Currently, the success of a sympathectomy procedure can only be evaluated after patient recovery. The Neurological Monitor measures sympathetic activity and is intended for neurological research, patient monitoring, and the diagnosis of neurological disorders.

         The neurological monitoring market is largely undeveloped in terms of existing monitors. The MedSearch Neurological Monitor will, in management's belief, be the first monitor of its kind.

TNJ

         TNJ was acquired by MedSearch in June 1999. TNJ is a Chicago-based medical product distribution company and a rehabilitative medical services provider with 2 locations in Chicago, Illinois , including a new location on the premises of the University of Chicago Hospital. The Company intends to utilize TNJ as a distribution channel for all products currently in development. TNJ's product distribution line includes compression equipment for sports injuries, specialized prosthesis for postmastectomy, and lymphedema home treatments. TNJ offers rehabilitative services on both its premises, assisting clients with breast cancer treatment and sports injury rehabilitation. TNJ plays a significant role in the expected overall operations of the Company.

PRODUCTS

LYMPHA PRESS

         The Lympha Press is a unique item manufactured by Mego-Afek, an Israeli-based medical device manufacturer. A product designed to alleviate the discomfort of Lymphedema, the Lympha Press reduces inflammation of body parts and the aesthetic appearance of deformity. Lymphedema is a fairly common condition, effecting roughly 1% of the U.S. population. Although Lymphedema is a chronic and progressive condition, it can be brought under control via consistently keeping the effected body part free from swelling.

         In addition to its use for patients with Lymphedema, the Lympha Press is renowned for its therapeutic treatment of acute inflammation, joint effusions, and chronic overuse injuries.

BALLANCER

         The Ballancer is a therapeutic electric machine invented, developed, and manufactured by Mego Afek, an Israeli-based medical product manufacturer. The creation of the Ballancer is the result of comprehensive research in the fields of sports medicine, plastic surgery, and physiotherapy. Regular use of the Ballancer will assist in the prevention and treatment of varicose veins, the reduction of swelling, and the removal of excess fluids.

POSTMASTECTOMY PRODUCTS

         TNJ's postmastectomy product line includes non-weighted breast forms, silicone prosthesis, and customized mastectomy bras. TNJ has in-house experienced personnel customizing products from raw materials.

M&W

         M&W is a New Jersey based medical product developer acquired by Medsearch in August 1999. M&W holds patents on an existing product called the "SCOPESHIELD(TM)", a unique stethoscope cover which shields stethoscopes from hazardous microorganisms. The Company believes that the SCOPESHIELD(TM) product will become standard infection control procedure similar to the use of latex gloves and thermometer covers. M&W and its SCOPESHIELD(TM) product play a significant role in the expected overall operations of the Company.

         Although stethoscopes come into direct contact with patients frequently throughout the day, disinfection of stethoscopes between usage has not become an established practice. According to the AMA, stethoscopes are often contaminated with staphylococci and are vectors of infection transmission. Their study showed that 89% of all stethoscopes cultured grew staphylococcus species of bacteria and 19% included the more pathogenic Staphylococcus aures bacteria.

         The SCOPESHIELD(TM) comes in two unique dispensers; one designed for desk use, one designed for pocket use. The SCOPESHIELD(TM) stickers glide on easily and are disposable, limiting cross-infection between patients. Both the SCOPESHIELD(TM) dispensers and the SCOPESHIELD(TM) stickers can be utilized as promotional items for pharmaceutical companies. The Company knows of no similar or competitive products on the market.

MARKETING AND SALES

         MedSearch is looking to distribute its products via its wholly owned subsidiary, TNJ Products, Inc., and is also considering the formation of strategic partnerships for the marketing of each product. The Company is also considering direct marketing either through its subsidiaries or through an independent sales team.

GOVERNMENT REGULATION; FDA REGULATION

         Israel is an acknowledged site for clinical trials by the FDA. Prior to distributing products in the U.S., it is necessary to obtain FDA approval. MedSearch hopes to clear some of its products through FDA 510(k) premarket notification, an expeditious approval process for new products.

RESEARCH AND DEVELOPMENT

         The company currently conducts all research and development for its product line in Israel. Estimated annual expenditures with respect to research and development is $1 million. Currently all research and development takes place at Meduck's offices in Tel Aviv, Israel.

INTELLECTUAL PROPERTY

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents, when appropriate, on inventions resulting from its ongoing research and development and manufacturing activities.

         Medsearch has applied for a patent (No. 09/157,503) with the United States Patent and Trademark Office with respect to the "Symdex 1000." M&W holds four patents (No. 5,424,495 issued on June 13, 1995, No. 5,528,004 issued on June 18, 1996 and No. 5,686,706 issued on November 11, 1997 and No. 5,949,032 issued on September 7, 1999. The patents relate to the invention titled "Dispensable, Disposable Cover for Stethoscopes." The Company also received a Notice of Allowance (No. 75/369,028) for its trademark Scopeshield(TM). Once the Company has submitted a final design plan for the SCOPESHIELD(TM), the Notice of Allowance is expected to be changed into a finalized trademark. The Company has also applied for a patent with respect to its NPTR monitor. There can be no assurance that the Company's applications will be granted or, if granted, that it will not be challenged or circumvented by competitors. The Company intends to broaden its patent protection in other countries for its existing patents and file for additional patent protection relating to products it is currently developing.

         Notwithstanding the Company's active pursuit of patent and/or trademark protection, the Company believes that the success of its medical devices depends more on its specification, design, uniqueness and employee expertise than on patent protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to its proprietary technology. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

EMPLOYEES

         As of March 31, 2000, the Company had a total of 16 employees including the employees of its subsidiaries. The Company has 6 employees in engineering, research, and development, 2 employees in design, 2 employees in quality assurance, and 6 employees in administration. In addition, TNJ has 9 sales representatives. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

                                  RISK FACTORS

         IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RECENT HISTORY OF LOSSES. The Company incurred net losses of $241,121 and $1,003,923 for the years ended December 31, 1998 and 1999, respectively. The Company expects that losses will increase and continue until such time, if ever, as the Company can market its products. In addition, the Company had an accumulated deficit of $2,990,239 at December 31, 1999.

         EARLY STAGE OF DEVELOPMENT. The Company has generated limited revenues to date. While the Company is able to finance certain of its current operations from revenues, it requires additional financing to increase its research and development activities to acquire additional technologies and to develop new products. The Company's operations are subject to all of the risks inherent in the commercialization of new products. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered when developing new products.

         POSSIBLE NEED FOR ADDITIONAL FINANCING. There can be no assurance that the Company will not require additional financing in the near future There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate its research and development or obtain funds through arrangement with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE UPON KEY EMPLOYEES AND CONSULTANTS; RECRUITMENT OF ADDITIONAL PERSONNEL. The Company is dependent upon the efforts of and abilities of Jacob Meller, its Chairman of the Board of Directors, and President, and Frieda Goldstein, its Vice President, Secretary and Treasurer, and on other members of its scientific and management staff of its subsidiaries. To date, the Company has been able to attract and retain the personnel necessary for its operations. However, there can be no assurance that the Company will be able to do so in the future. If the Company is unable to attract and retain personnel with necessary skills when needed, its business and expansion plans could be adversely effected.

         LIMITED SALES AND MARKETING EXPERIENCE. The Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force and distributors. Establishing significant marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales effort will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

         ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS. A portion of the Company's future products may be regulated by the United States Food and Drug Administration (the "FDA"). Such regulations extend to manufacturing practices, the conduct of clinical investigations, pre-market approval, record keeping and clearance from the FDA for commercial marketing of its primary products. In addition, other products that the Company might develop may also be subject to FDA regulation. There can be no assurance that the Company will be able to obtain FDA clearance for commercial marketing of its products. Even if FDA clearance is received, government regulation may have an adverse impact on the timing and cost of new product introductions, may interfere with the marketing of existing products and may require the recall of products from customer locations.

         PRODUCT RECALLS AND LIABILITY. Products such as those being developed by the Company may be subject to recall for unforeseen reasons. In addition, certain projected applications of the Company's products entail the risk of product liability claims. The Company performs extensive testing of its products at each stage of their design to minimize the risk of recall or product liability claims. A recall or product liability claim could adversely affect the Company's operation and reputation. The Company does not maintain any insurance related to recalls or product liability and, accordingly, a product recall of the Company's principle products or successful product liability claims against the Company would have an adverse effect on the Company.

         COMPETITION AND TECHNOLOGICAL CHANGES. The Company's success depends upon establishing and maintaining a competitive position in research, development and commercialization of products and technologies in its areas of focus. The medical device industry is competitive and requires substantial capital. The Company competes with, and will compete with, numerous international, national and regional companies, many of which have significantly larger operations and greater financial, marketing, human and other resources than the Company. Accordingly, such competitors may have substantial competitive advantages over the Company, including the ability to negotiate favorable supply and distribution agreements and the ability to negotiate more favorable terms with the developers of technology, including universities. In addition, the Company plans to develop additional products and acquire additional technologies in order to expand the Company's product and technology portfolio. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations or that developments by such competitors will not render the Company's current or future products or technologies uncompetitive or obsolete.

         LIMITED PRIOR PUBLIC MARKET; POTENTIAL LIMITED TRADING MARKET; POSSIBLE VOLATILITY OF STOCK PRICE. There has only been a limited public market for the securities and there can be no assurance that an active trading market in the Company's securities will be maintained. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of technological innovations by the Company or its competitors, general conditions in the medical device industry and other factors. These fluctuation, as well as general economic and market conditions, may have a material or adverse effect on the market price of the Company's common stock.

         PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF SECURITIES. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, the Company's Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in this Offering to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

         PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing upon the rights of others. Although there are no pending lawsuits against the Company regarding its technology or notices that the Company is infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs, and diversion of resources and could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

         NO DIVIDENDS. The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize in the foreseeable future will be retained to finance the growth of the Company.

         ANTI-TAKEOVER PROVISIONS. Pursuant to the Company's Certificate of Incorporation, the Board of Directors may issue up to 2,000,000 shares of Preferred Stock in the future with such preferences, limitations and relative rights as the Board may determine without stockholder approval. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a change in control of the Company without further action by the stockholders. The Company has no present plans to issue any shares of Preferred Stock. In addition, following this Offering the Company will become subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the persons became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

         ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. The Company is authorized to issue 50,000,000 shares of its Common Stock, $.001 par value. As of March 31, 2000 there were 6,534,582 shares of Common Stock issued and outstanding. However, the total number of shares of Common Stock issued and outstanding does not include the exercise of up to 4,080,000 warrants to purchase up to 4,080,000 shares of Common Stock at an exercise price of $1.25 per share, 411,400 shares of Common Stock issuable upon exercise of warrants at $1.00 per share, 481,400 shares of Common Stock issuable upon exercise of the warrants at $2.00 per share and 130,000 shares of Common Stock issuable upon exercise of the warrants at $3.00 per share. After reserving a total of 5,102,800 shares of Common Stock for issuance upon the exercise of all options and warrants, the Company will have at least 38,362,618 shares of authorized but unissued Common Stock available for issuance without further shareholder approval. As a result, any issuance of additional shares of Common Stock may cause current shareholders of the Company to suffer significant dilution which may adversely affect the market.

         In addition to the above-referenced shares of Common Stock which may be issued without shareholder approval, the Company has 2,000,000 shares of authorized preferred stock, the terms of which may be fixed by the Board of Directors. The Company presently has no issued and outstanding shares of preferred stock and while it has no present plans to issue any shares of preferred stock, the Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock could have an adverse effect on the holders of Common Stock.

         SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. The Company has 6,534,582 shares of its Common Stock issued and outstanding, 2,407,020 of which are "restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock.

         EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. As of March 31, 2000, there were outstanding stock options and warrants to purchase an aggregate of 4,080,000 shares of Common Stock at an exercise price of $1.25 per Share, an additional 411,400 shares of Common Stock at an exercise price of $1.00 per share, an additional 481,400 shares of Common Stock at an exercise price of $2.00 per share and an additional 130,000 shares of Common Stock at an exercise price of $3.00 per share. None of such options or warrants are available for public resale and such shares would be subject to Rule 144 of the Act upon issuance thereof. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities. A substantial number of outstanding warrants contain provisions for cashless exercise.

         LIMITATION ON DIRECTOR LIABILITY. As permitted by Delaware law, the Company's Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of the Company's charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

         FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE. This Form 10-KSB contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this Form 10-KSB (including Exhibits), words such as "anticipate," "believe," "estimate," "expect," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

ITEM 2.  PROPERTIES.

         The Company rents (from an unaffiliated party), on a month to month basis, approximately 1900 square feet at 40 Wall Street, New York, NY 10005, which serves as the Company's executive offices. The monthly rental is $4,500. The Company's subsidiary, Meduck Technologies, obtains rent free premises in Tel Aviv, Israel, from Meduck's president. TNJ leases space at 5011 North Lincoln Avenue, Chicago, IL 60625 pursuant 5-year lease which expires on February 1, 2001. The annual rental is $13,200.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of Common Stock are currently quoted on the Pink Sheets. From December 1993 through January 2000, the Common Stock was quoted on the OTC Bulletin Board (originally under the symbol "BSTR"). From September 11, 1996 through September 2, 1998, the Common Stock traded under the symbol "DVCC". Since September 2, 1998, the Common Stock has been trading under the symbol "MDSX". However, the Company is not aware of any established trading market for its Common Stock nor is there any record of significant trading in the Company's Common Stock.

         The following table sets forth the range of high and low bid quotations for the Common Stock, since October 1998, as reported by the OTC Bulletin Board or Pink Sheets, as applicable. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be extremely limited (or non-existent) during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                     COMMON STOCK
                                    HIGH        LOW

1998

Quarter ended*
December 31, 1998                   $1-1/2      $1/2


1999

Quarter ended
March 31, 1999                      $3-1/2      $1-7/16

Quarter ended
June 30, 1999                       $3-3/8      $2-1/4

Quarter ended
September 30, 1999                  $4-1/4      $2-3/4

Quarter ended
December 30, 1999                   $3.50       $1.875

* Limited trading on the OTC Bulletin Board commenced in October 1998.

         On March 31, 2000, the closing sales price as reported by the Pink Sheets was $2.20 for each share of Common Stock. As of March 31, 2000, there were 6,534,582 shares of Common Stock outstanding, held of record by approximately 484 record holders.

DIVIDEND POLICY

         It is the policy of the Board of Directors to retain earnings for use in the maintenance and expansion of the Company's business. the Company has not declared any cash dividends to the shareholders of its capital stock and does not intend to declare such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         MedSearch Technologies, Inc. is a research, development and distribution company specializing in unique, diagnostic, non-invasive medical devices. The Company's current patented, patent-pending and/or trademarked products include (1) the "SCOPESHILED(TM)", a disposable, anti-microbial stethoscope cover which shields stethoscope from hazardous microorganisms, (2) the "Symdex 1000," a monitor which measures the depth of anesthesia via the sympathetic nervous system through disposable sensors connected to the finger, and (3) the "NPTR test," a diagnostic product utilized to differentiate between physical and psychological impotence. The Company conducts research and development through its subsidiaries Meduck Technologies, Ltd. and M&W Medical Supply, LLC and conducts its marketing through its subsidiary, TNJ Products, Inc. The Company also distributes products designed to reduce swelling in certain body parts and products designed for postmastectomy patients.

         The Company has approximately 90 unresolved Medicare claims in which the Company provided patients with the physician-prescribed Lympha Press product. Medicare claims that the patient's health condition did not warrant receipt of the Lympha Press product. Based on medical documentation including actual prescriptions, the Company believes the aforementioned to be unfounded. The Company had previously billed and received payment for approximately 500 of the same units from Medicare under the same regulations. The Company cannot revoke the product from the patients as the device was deemed medically necessary by the treating physicians. To date, the Company has paid for the distributed products from its own resources. The Company hopes to settle the dispute in the near future. The Company is confident that the Department of Appeals will find in its favor.

Results of Operations

Year Ended December 31, 1999 as Compared to December 31, 1998

         The Company had net sales of $1,110,000 for the year ended December 31, 1999 as compared to $405,000 for the year ended December 31, 1998. The increase of $705,000 (74%) is attributable to optical product sales of $872,000 versus $405,000, a change of $467,000, plus the TNJ acquisition added sales of $223,000 and the Company had consulting fees of $15,000.

         Cost of sales increased during the year ended December 31, 1999 to $859,000 from $371,000 for the year ended December 31, 1998. The increase of $488,000 (132%) $442,000 relates to the Company's increase in sales of optical products and $46,000 relates to medical product sales by TNJ.

         Operating expenses increased to $1,270,000 from $311,000 for the year ended December 31, 1999 as compared to 1998, an increase of $959,000 (300%). The net increase is attributable to increased operations in the United States and Israel. Meduck had $203,000 of research and development expenses vs. none in 1998, the Company expensed $183,000 in stock compensation to officers and directors and $45,000 in goodwill vs none in 1998, the Company expensed $132,000 of contributed rent and compensation vs $63,000 in 1998 and the balance of $459,000 is due to the Company operating for a full year vs six months in 1998.

         The Company had a net loss for the year ended December 31, 1999 of $1,004,000 as compared to a net loss of $241,000 for the year ended December 31, 1998, an increase of $763,000 (317%). The increased loss of $763,000 is attributable to the aforementioned detailed expenses and full year operations.

Year Ended December 31, 1998 as Compared to December 31, 1997

         The Company had net sales of $405,000 for the year ended December 31, 1998 as compared to $-0- for the year ended December 31, 1997. The increase is attributable to sales of optical products verses the Company being dormant in 1997.

         Cost of sales increased during the year ended December 31, 1998 to $371,000 from $-0- for the year ended December 31, 1997. The increase corresponds to the Company's increase in sales of optical products.

         Operating expenses increased to $311,000 from $45,000 for the year ended December 31, 1998 compared to December 31, 1997, an increase of $302,000 (86%). The increase of $266,000 is attributable to the start of operations.

         The Company had a net loss for the year ended December 31, 1998 of $277,000 as compared to a net loss of $88,000 for the year ended December 31, 1997, an increase of $189,000 (68%). The increase is attributable to the aforementioned increased operations.

Liquidity and Capital Resources

December 31, 1999 to December 31, 1998

         At December 31, 1999, the Company had cash of $368,000 as compared to cash of $498,000 at December 31, 1998 a decrease of $130,000 (26%). The decrease results from the Company using $593,000 in its operations of which $203,000 was used for research and development. The Company was able to generate cash by issuing demand notes for $400,000 and collecting $65,000 of notes and loans receivable.

         Medsearch requires substantial capital in order to continue its research and development activities and product introductions. Due to the need for capital the Company's operations may be adversely effected by unfavorable capital market conditions and/or prolonged recessionary periods.

         In the short term, the Company will not have sufficient revenues to generate positive cash flow. However, the Company believes that its cash on hand together with additional borrowings and/or equity sales will be sufficient to fund its capital expenditures and working capital requirements for at least the next 12 months.

         In the long term Medsearch may require additional capital for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include cash flow from operations, public or private equity and debt financings, bank debt and vendor financings. However, we cannot assure you that Medsearch will be successful in producing sufficient cash flow or raising debt or equity capital to meet its strategic business objectives or that such funds, if available, will be available on a timely basis and on terms that are acceptable to Medsearch. If Medsearch is unable to obtain such capital, it may have to delay or curtail business operations. In addition, Medsearch may increase the number of projects it takes on, which in turn may accelerate Medsearch's need for additional capital.

December 31, 1998 to December 31, 1997

         At December 31, 1998, the Company had cash of $498,000 as compared to cash of $29,000 at December 31, 1997. In August 1998, the Company completed a unit sale whereby it received net proceeds of approximately $1,000,000. The financing consisted of 4,000,000 units, each unit comprised of one share of common stock and one warrant to purchase an additional one share of the Company's common stock. The Company used $250,000 of the proceeds as part of the purchase price of Optimart Imports. Optimart is a company that imports optical products. The balance of the proceeds have been used to pay some offering costs, to purchase fixed assets for $85,000 and $165,000 for working capital.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

         The names and ages of the directors and executive officers of the Company are set forth below. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to service at the pleasure of the Board.

NAME                      AGE       POSITION(S) WITH THE COMPANY

Jacob Meller               53       Chairman of the Board and President
David Filer, Ph.D          52       Director
Frieda Goldstein           26       Vice President, Treasurer, Secretary and
                                    Director
Isaac Wurzburger, M.D.     44       Medical Advisor and Proposed Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACOB MELLER, has been the Chairman of the Board and President of the Company since June 1998. Mr. Meller is an entrepreneur in the medical device industry. After studying accounting at Bar Ilan University in Israel, he served as Chief Financial Officer from 1973 to 1984 at Asher Foistfonger, Ltd. ("AFL"), an Israeli public company. Following his position at AFL, Mr. Meller spent fifteen years dealing in Israeli medical technology including seven years marketing and distributing Israeli-manufactured medical devices in Europe. Mr. Meller was one of the founders of TNJ, one of the Company's wholly-owned subsidiaries, and served as its Chairman from March 1995 to June 1996. Mr. Meller is a full-time officer of the Company.

DR. DAVID FILER, has been a Director of the Company since February 2000. Dr. Filer is a biotechnology analyst and investment consultant to biotech and pharmaceutical companies engaged in research and development. Dr. Filer received his masters in Microbiology and Biochemistry and his Ph.D. in Microbiology from Tel Aviv University and was the Senior Molecular Biologist at the Millhauser Laboratories of NYU Medical Center for 10 years. Dr. Filer divides his time between his private practice and his position as Director of the Company.

FRIEDA GOLDSTEIN, has been the Vice President, Secretary, and Treasurer of the Company since June 1998. Over the past five years, Ms. Goldstein has been an executive assistant to the vice president at Inter-Governmental Philatelic Corporation and Abner, Herrman and Brock Investment Management. In addition to her current position with MedSearch. Ms. Goldstein is an MBA candidate at Pace University's Lubin School of Business. Ms.

Goldstein received her B.A. in Sociology from Brooklyn College in 1996. Ms. Goldstein is a full-time officer of the company.

DR. ISAAC WURZBURGER, is Board Certified by the American Association of Family Physicians. Dr. Wurzburger is an Assistant Attending Physician at Columbia Presbyterian Hospital and has been appointed to the facilities of Columbia University Medical School and New York Medical College. Dr. Wurzburger is the inventor of the SCOPESHIELD(TM)and other medical devices. Dr. Wurzburger received his M.D. at the University of Chicago Medical School in Chicago, Illinois. Dr. Wurzburger has agreed to join the Board upon the Company obtaining officers/directors insurance coverage. The Company plans to procure officers/directors insurance by June, 2000.

SUBSIDIARY MANAGEMENT

MEDUCK

SHLOMO NEVO- President and CEO

Mr. Nevo is a highly recognized industrial engineer with over 22 years experience in the industrial field . Responsible for the long term direction of Meduck and overseeing the day-to-day operations, Mr. Nevo supervises all product development. Mr. Nevo has participated in product development for numerous Global companies such as Pfizer, Inc. Prior to working at Meduck, Mr. Nevo worked as a project manager for NCA, Ltd., an Israeli manufacturer of metal aircraft parts. Mr. Nevo is a part -time employee of Meduck.

VERED CAPLAN- Vice President

Prior to joining Meduck in 1998, Ms. Caplan was the Project Manager at Aran Technologies, Israel's largest engineering subcontracting company. Ms. Caplan is in the final stages of completing her masters degree in biomedical engineering and is an assistant to Dr. Barnea. Ms. Caplan received an MBA in marketing and business development from Tel Aviv University and mechanical engineering from Technion Institute at Haifa University. Ms. Caplan is a full-time employee of Meduck.

OFER BARNEA, PH.D- Chief Scientist and Inventor

In addition to his position at Meduck, Dr. Barnea is an inventor, lecturer and researcher of the biomedical engineering faculty at Tel Aviv University. Dr. Barnea received his Ph.D at Drexel University in Philadelphia, Pennsylvania. Dr. Barnea is also a renowned consultant for global marketing companies engaged in R&D. Dr. Barnea allocates the majority of his time to his work with Meduck.

RON FLAISHON, MD- Consulting Anesthesiologist

In addition to his position as Director of Ambulatory Anesthesiology at Sourasky Medical Center, and as a Clinical Instructor at the Sackler School of Medicine, Dr. Flaishon is conducting clinical trials for the 'Symdex 1000'. Dr. Flaishon is also coordinating the US clinical trials for the 'Symdex 1000'. Dr. Flaishon received his M.D. in anesthesiology at the Technion Institute in 1983, and completed a clinical research fellowship in 1995 on the depth and adequacy of anesthesia at Emory University School of Medicine in Atlanta, Georgia. Dr. Flaishon is the physician in charge of the clinical trials for the Symdex 1000. Dr. Flaishon is not an employee of Meduck.

TNJ

TSIONA BITTON- President and CEO

Responsible for the long term direction of TNJ and overseeing the day-to-day operations of TNJ, Ms. Bitton has over 19 years experience in breast cancer treatment and sports injury rehabilitation and the medical device distribution field. Ms. Bitton is a certified orthotist (B.O.C.) and a certified compression therapist. Ms. Bitton has been with TNJ since inception in 1995 and personally trained all of TNJ's independent marketing team. Ms. Bitton is a member of the "Why Me Breast Cancer Organization". Ms. Bitton received an Associate Degree in Human Physiology from Technion Institute at Haifa University. Ms. Bitton is a full-time employee of TNJ.

NANU BODHANWALA- Chief Financial Officer

Responsible for medical billing and accounts receivable, Mr. Bodhanwala is the senior accountant at TNJ. Mr. Bodhanwala also assumes general office duties and helps Ms. Bitton oversee the needs of TNJ's nationwide sales representatives. Mr. Bodhanwala received his BA in Accounting from the BJVM University, Vallbh Vidhya Najar, India. Mr. Bodhanwala is a full-time employee of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

         The only executive officer of the Company that received a salary during 1999 was Ms. Goldstein, the Company's Vice President, who received $36,000 during 1999. Her current salary is $36,000. In June 1999, Ms. Goldstein received 20,000 restricted shares of Common Stock. In June 1999, the Company also issued 10,000 shares of Common Stock to Dr. Tracy, a former director of the Company and an additional 125,000 shares of Common Stock to Tsiona Bitton, a director of TNJ (a wholly-owned subsidiary of the Company). In addition, the Company issued 300,000 shares of Common Stock to a company owned by Messrs. Barnea and Nevo, officers of Meduck (a majority owned subsidiary of the Company). See "Financial Statements - Note 8."

EMPLOYMENT AGREEMENTS

         The Company has no employment agreements with any of its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 2000 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock (6,534,582 as of such date) by (i) any holder known to the Company owning more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                              NUMBER OF SHARES OF
NAME OF BENEFICIAL OWNER*       COMMON STOCK (1)     PERCENTAGE (%) OF OWNERSHIP
-------------------------       ----------------     ---------------------------

Jacob Meller(2)                     714,600                    10.58%

Frieda Goldstein(3)                  50,000                      .76%

David Filer (4)                      30,000                      .45%

Isaac Wurzburger(5)                    ----                      ----

Clarke Holdings, Ltd.               700,000                    10.80%
Bahnahafstrasse 52
Ch - 8001
Zurich, Switzerland

RMC Limited                         600,000                     9.25%
Box 187, Victory House
Prospect Hill
Douglas, Isle of Man
1M9 91QF, British Isles

All Officers and Directors as       804,600                    11.34%
a group (4 persons) (6)

*        Unless otherwise indicated, the address of all persons listed in this section is c/o MedSearch Technologies, Inc., 40 Wall Street, New York, NY 10005.

(1) Beneficially ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Mr. Meller is the record holder of 214,600 of such shares. Includes 500,000 warrants (250,000 of which are exercisable at $1.00 and 250,000 of which are exercisable at $2.00).

(3)   Includes 30,000 warrants exercisable at $1.25 per share.

(4)   Includes 30,000 warrants exercisable at $3.00 per share.

(5) Medical Innovations, LLC owns 50,000 shares of Common Stock and 200,000 warrants (100,000 of which are exerciseable at $2.00 and 100,000 of which are exercisable at $3.00). Medical Innovations, LLC is an entity which is 50% owned by Dr. Wurzburger's wife, Dr. Wurzburger disclaims beneficial ownership of such securities.

(6) Includes 500,000 warrants held by Mr. Meller and 30,000 warrants held by each of David Filer and Ms. Goldstein. See Notes 2 and 3.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To the best of management's knowledge there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

         Jacob Meller, the Company's President, served as Chairman of the Board of TNJ from March 1995 to June 1996. At the time of the Company's acquisition of TNJ, Mr. Meller did not own any of the TNJ capital stock.

         Pursuant to the acquisition of M&W in August 1999, the Company entered into a Royalty and Consulting Agreement ("Royalty Agreement") with Medical Innovations, LLC ("Innovations"), an entity in which the wife of Dr. Wurzburger, a proposed Director of the Company, has a 50% interest. Pursuant to the Royalty Agreement, the Company has the right of first refusal on future technology developed by Innovations, subject to certain conditions. The Royalty Agreement provides that Innovations will be entitled to future royalties on all products developed by the Company from Innovations (including existing M&W products) on a sliding scale beginning at 10% and reduced to 3% after the Company has in excess of $10,000,000 in adjusted gross revenue from such products. If the Company does not achieve sales of $1,000,000 during each 12-month period (commencing August
2000) or if the Company fails to manufacture and sell products (within 1 year from the time a product is ready for commercial sale), the Company may lose the rights to such products (including existing M&W products). To secure the Company's obligation under the Royalty Agreement, the Company granted a security interest in and to the patents of M&W.

         The Company intends to indemnify its officers and directors to the full extent permitted by Delaware law. Under Delaware law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board of Directors, approval of the stockholder or court approval is required to effectuate indemnification.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer, director or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer, director or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

         Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:

Index to Financial Statements                                 F-1

Independent Auditor's Report                                  F-2

Consolidated Balance Sheets                                   F-3

Consolidated Statement of Operations                          F-4

Consolidated Statement of  Stockholders' Equity               F-5 - F-6

Consolidated Statement of Cash Flows                          F- 7 - F-8

Notes to Consolidated Financial Statements                    F- 9 - F- 21

(A)(2) EXHIBITS

2.1      Certificate of Incorporation of the Company*
2.2      Certificate of Merger (Delaware)*
2.3      Articles of Merger (Nevada)*
2.4      Agreement and Plan of Merger*
2.5      By-Laws of the Company*
3.1      Specimen Certificate for shares of Common Stock*
3.2      Form of Private Placement Warrant*
10.1     Consent of Kempisty & Company,  Independent Certified Public
         Accountants.
27       Financial Data Schedule
-----------------------
*  Incorporated by reference to the Company's Form 10-SB (0-27135)

     (b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)


                                      INDEX

                                                                           PAGE

    INDEPENDENT AUDITORS' REPORT                                             F2

    CONSOLIDATED BALANCE SHEETS                                              F3

    CONSOLIDATED STATEMENTS OF OPERATIONS                                    F4

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY             F5-6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F7-8

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F9-21


                                       F1

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272
- FAX (212) 513-1930

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medsearch Technologies, Inc.

We have audited the consolidated balance sheet of Medsearch Technologies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medsearch Technologies, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company's recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan regarding these matters is also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ KEMPISTY & COMPANY CPAs, P.C.
Kempisty & Company
Certified Public Accountants PC
New York, New York
March 20, 2000


                                       F2

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)
                           Consolidated Balance Sheets

                                                            December 31,      December 31,
                                                               1999              1998
                                                           --------------    -------------
                                  ASSETS
Current Assets
 Cash and equivalents                                      $      367,840    $      498,176
 Accounts receivable-net (Note 11)                                156,271            36,295
 Note receivable (Note 8)                                          22,039                --
 Officer loan receivable                                               --            15,000
 Inventory                                                          8,575                --
 Other receivable                                                   6,133                --
 Prepaid expenses                                                   1,090                --
                                                           --------------    --------------
     Total Current Assets                                         561,948           549,471

 Fixed assets-net (Note 3)                                        110,955            76,824
 Note receivable (Note 8)                                         144,078                --

Other assets
 Licenses-net                                                          --           352,942
 Patents-net                                                      331,958           169,167
 Goodwill-net (Note 8)                                            864,459                --
                                                           --------------    --------------
     Total Other Assets                                         1,196,417           522,109
                                                           --------------    --------------
TOTAL ASSETS                                               $    2,013,398    $    1,148,404
                                                           ==============    ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                     $      102,803    $       68,205
 Demand notes payable (Note 5)                                    400,000                --
 Current portion of note payable (Note 6)                           4,366                --
                                                           --------------    --------------
     Total Current Liabilities                                    507,169            68,205

Note payable (Note 6)                                              34,095                --
Commitments and contingencies (Note 12)                                --                --

Minority interest                                                      --                --

Stockholders' Equity (Note 8)
 Common stock, 50,000,000 shares authorized at $.001
 par value; issued and outstanding 6,534,582 at December
 31, 1999, 5,579,582 at December 31, 1998                           6,534             5,579
Preferred stock 2,000,000 shares authorized at $.001 par
 value; issued and outstanding none                                    --
Capital in excess of par value                                  5,070,503         3,060,936
Deficit                                                        (2,990,239)       (1,986,316)
Accumulated comprehensive (loss) (Note 15)                           (953)               --
Unearned compensation                                            (613,711)               --
                                                           --------------    --------------
     Total Stockholders' Equity                                 1,472,134         1,080,199
                                                           --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    2,013,398    $    1,148,404
                                                           ==============    ==============

                  See Notes to Financial Statements.

                                  F3

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)
                      Consolidated Statements of Operations


                                                    For the Year Ended
                                                       December 31,
                                                   1999          1998
                                               -----------    -----------

Sales revenues                                 $ 1,110,133    $   405,180

Cost of sales                                      858,723        371,297
                                               -----------    -----------

Gross profit                                       251,410         33,883

Stock compensation (Note 7)                        182,539             --
Research and development                           203,337         21,279
General and administrative expenses                884,316        289,996
                                               -----------    -----------
                                                 1,270,192        311,275

  Loss from operations                          (1,018,782)      (277,392)

Other income and expenses
 Interest income                                     8,090         12,699
 Other income                                       13,255         10,000
 Interest expense                                   (6,486)            --
 Gain (loss) on investment                              --         13,572
                                               -----------    -----------

Income (loss) before taxes                      (1,003,923)      (241,121)

Provision for income taxes                              --             --
                                               -----------    -----------

Net (loss)                                      (1,003,923)      (241,121)

Other comprehensive (loss) (Note 15)                  (953)            --
                                               -----------    -----------

Comprehensive (loss)                            (1,004,876)      (241,121)

Basic and diluted (loss) per share                   (0.17)         (0.11)
                                               ===========    ===========

Comprehensive income per share                       (0.17)         (0.11)
                                               ===========    ===========

Basic and diluted average shares outstanding     6,051,431      2,236,294
                                               ===========    ===========


                       See Notes to Financial Statements.

                                       F4

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

          Consolidated Statements of Changes in Stockholders' (Deficit)
                     Years ended December 31, 1999 and 1998

                                                                                                       Accumulated
                                                                              Capital in                 Compre-  Unearned
                                     Common Stock        Preferred Stock      Excess of                 hensive   Compen-
                                 Shares       Amount   Shares      Amount     Par Value     Deficit      Loss     sation    Total
                                 ------    ---------  ---------   ---------   ----------- -----------  --------- --------- ------
Balance January 1, 1998
as previously reported           79,639    $      79         --   $      --   $ 1,432,403 $(1,745,195) $     --  $  --    $312,713)

Fractional share adjustment
due to reverse stock split          (57)          --         --          --            --          --        --     --           0

Shares issued to officers for
debt repayment                  300,000          300         --          --       231,712          --        --     --      232,012

Forgiveness of loan interest
by officers                          --           --         --          --        39,021          --        --     --       39,021

Sales of units                4,000,000        4,000         --          --       996,000          --        --     --    1,000,000

Shares issued for acquisition
of Meduck                       700,000          700         --          --       174,300          --        --     --      175,000

Shares issued for acquisition
of Optimart                     500,000          500         --          --       124,500          --        --     --      125,000

Rent and officers
compensation adjustment              --           --         --          --        63,000          --        --     --       63,000

Loss for year ended
December 31, 1998                    --           --         --          --            --    (241,121)       --     --     (241,121)

Balance December 31, 1998     5,579,582        5,579          0           0     3,060,936  (1,986,316)        0      0    1,080,199


                                       F5

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)
          Consolidated Statements of Changes in Stockholders' (Deficit)
                     Years ended December 31, 1999 and 1998
                                   (continued)

                                                                                                 Accumulated
                                                                 Capital in                  Compre-    Unearned
                               Common Stock     Preferred Stock   Excess of                  hensive      Compen-
                             Shares     Amount  Shares   Amount   Par Value        Deficit     Loss       sation           Total
                             ------    -------  ------   ------   ---------        -------   -------     ---------        ------
Shares from sale of
Optimart received
and retired .............   (150,000)     (150)    --      --      (152,578)            --       --             --       (152,728)

Shares issued for
acquisition of
TNJ Products ............    600,000       600     --      --     1,049,400             --       --             --      1,050,000

Restricted stock
issued to officers
and directors in lieu
of cash compensation ....    155,000       155     --      --       271,095             --       --       (218,750)        52,500

Shares issued for
compensation ............    300,000       300     --      --       524,700             --       --       (525,000)             0

Shares and warrants
issued for acquisition
of M & W Medical
Supplies, L.L.C. ........     50,000        50     --      --       184,950             --       --             --        185,000

Amortization of
unearned compensation ...         --        --     --      --            --             --       --        130,039        130,039

Rent and officers
compensation adjustment .         --        --     --      --       132,000             --       --             --        132,000

Loss for year ended
December 31, 1999 .......         --        --     --      --            --     (1,003,923)      --             --     (1,003,923)

Comprehensive (Loss) ....         --        --     --      --            --             --     (953)            --           (953)

Balance December 31, 1999  6,534,582   $ 6,534      0     $ 0   $ 5,070,503    $(2,990,239)  $ (953)    $ (613,711)   $ 1,472,134
                           =========   =======    ===     ===   ===========    ===========   ======     ==========    ===========

                       See Notes to Financial Statements.

                                       F6

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)
                      Consolidated Statements of Cash Flows


                                                                  For the Year Ended
                                                                    December 31,
                                                     ------------------------------------------
                                                          1999                         1998
                                                     --------------              --------------
OPERATING ACTIVITIES
 Net income or (loss)                                 $  (1,003,923)             $     (241,121)
 Adjustments to reconcile net income or (loss)
  to net cash used by operating activities:
 Depreciation and amortization                               67,182                      36,158
 Rent and officer compensation adjustment                   132,000                      63,000
 Gain from sale of investments                                   --                     (13,572)
 Amortization of unearned compensation                      182,539                          --
 Changes in operating assets and liabilities net of
  effects of the purchase of TNJ Products:
 (Increase) decrease in accounts receivable                  10,049                     (36,295)
 (Increase) decrease in inventory                                --                          --
 (Increase) decrease in current assets                        2,244                          --
 Increase (decrease) in payables                             16,388                      21,685
                                                     --------------              --------------
 Net cash (used) by operating activities                   (593,521)                   (170,145)

INVESTING ACTIVITIES
 Proceeds from note receivable payment                       50,000                          --
 Purchase of fixed assets                                    (6,730)                    (85,091)
 Loans made to officers                                          --                     (15,000)
 Repayment of officer loans                                  15,000                          --
 Acquisition of Optimart - cash portion                          --                    (250,000)
 Cash acquired in TNJ Products acquisition                   14,223                          --
 Proceeds from sale of investment                                --                      46,947
                                                     --------------              --------------
 Net cash provided(used) by investing activities             72,493                    (303,144)
                                                     ==============              ==============

FINANCING ACTIVITIES
 Increase in notes payable                                  400,000                          --
 Payment of bank loan and note                               (9,308)                    (57,965)
 Proceeds from sale of stock                                     --                   1,000,000
                                                     --------------              --------------
 Net cash provided by financing activities                  390,692                     942,035
 Increase (decrease) in cash                               (130,336)                    468,746
 Cash at beginning of period                                498,176                      29,430
                                                     --------------              --------------
 Cash at end of period                               $      367,840              $      498,176
                                                     ==============              ==============
 Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                        $        6,486              $          915
                                                     ==============              ==============
     Income taxes                                    $           --              $           --
                                                     ==============              ==============

                       See Notes to Financial Statements.

                                       F7

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)
                Consolidated Statements of Cash Flows (continued)


                                                          For the Year Ended
                                                            December 31,
                                                    ----------------------------
                                                         1999             1998
                                                    -------------   ------------

Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities:

Issuance of common stock for
cancellation of indebtedness                        $          --   $    232,012

Officers forgiveness of loan interest               $          --   $     39,021

Warrants issued for compensation                    $          --   $     60,000

Issuance of common stock for
  Meduck acquisition                                $          --   $    175,000

Issuance of common stock for
  Optimart acquisition, net of cash paid            $          --   $    125,000

Receipt of common stock and notes for
  Optimart divestiture and accounts receivable      $     478,617   $         --

Issuance of common stock for TNJ
  Products Acquisition                              $   1,050,000   $         --

Issuance of common stock and warrants for
  M & W Medical acquisition                         $     185,000   $         --

Issuance of common stock for compensation           $     796,250   $         --


                       See Notes to Financial Statements.

                                       F8

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


    Note 1-     ORGANIZATION & OPERATIONS

                Medsearch, Inc., a Nevada corporation, was organized on June 13, 1986 and changed its name to Medsearch, Inc. on June 16, 1998.

                The Company and its subsidiaries are engaged in the development, manufacturing and marketing of medical products.

                On April 12, 1999 Medsearch Technologies, Inc. was incorporated in Delaware to effectuate a reincorporation of Medsearch, Inc.-Nevada with and into the Company. All shares of outstanding common stock were exchanged on a one for one basis for shares of the $0.001 par value common stock of the new Delaware corporation. There was no change in the number of shares authorized. The financial statements for the period prior to the reincorporation reflect the historical results of operations for Medsearch, Inc.

    Note 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.        PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of Meduck Technologies, LTD. ("Meduck") as of December 31, 1999 and 1998, Optimart Imports, Inc. ("Optimart"), a 100% owned subsidiary for the period of ownership October, 1998 through its sale in June, 1999 and TNJ Products, Inc. acquired in June, 1999. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.

                During June, 1999 the Company converted $237,000 of loans to Meduck for an additional 27% interest, bringing its total ownership percentage to 97%.

      b.        FOREIGN CURRENCY TRANSLATION

                The Company has determined that the local currency of its Israeli subsidiary, Meduck, is the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" ("SFAS No. 52") the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.


                                       F9

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


       Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         c.     CASH AND CASH EQUIVALENTS

                For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

         d.     PROPERTY AND EQUIPMENT

                Property and equipment are accounted for at cost and are depreciated over their estimated useful lives on a straight-line basis.

         e.     RESEARCH AND DEVELOPMENT COSTS

                Research and development costs are charged to operations as incurred. Machinery, equipment and other capital expenditures which have alternative future use beyond specific research and development activities are capitalized and depreciated over their estimated useful lives.

         f.     INCOME TAXES

                The Company previously adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS No.109") which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, (Note 4), the adoption of SFAS 109 had no effect on the financial statements of the Company.

         g.     USE OF ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                                       F10

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


       Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         h.     CONCENTRATION OF CREDIT RISK

                Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments at commercial banks and receivables from officers and directors of the Company. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit.

         i.     GOODWILL, PATENTS AND LICENSES

                Goodwill represents the excess of acquisition costs over the fair value of net assets of TNJ Products, Inc. acquired in June, 1999. Goodwill is being amortized on a straight line basis over the estimated useful life of ten years.

                Patents are being amortized on a straight line basis over 10 years. Licenses are being amortized over the life of the license or 34 months.

         j.     REVERSE STOCK SPLIT

                The Company's Board of Directors effected a 1 for 100 reverse stock split of its common stock $.001 par value on May 16, 1998. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this stock split.

         k.     COMPREHENSIVE INCOME

                Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires an entity to report comprehensive income and its components and increases financial reporting disclosures. This standard has no impact on the Company's financial position, cash flows or results of operations since the Company's comprehensive income is the same as its reported net income for 1999 and 1998.

         l.     EARNINGS (LOSS) PER SHARE

                During 1998 the Company adopted SFAS No. 128, "Earnings Per Share", which requires the reporting of both basic and diluted earnings per share. Net income per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Shares isssuable under stock warrants are excluded from computations as their effect is antidilutive.


                                       F11

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


       Note 3-  FURNITURE AND EQUIPMENT

                Furniture and equipment consists of the following:

                                                          December 31,     December 31,
                                                             1999              1998
                                                         -------------    -------------
                    Office furniture and equipment       $      74,835    $      60,391
                    Vehicle                                     43,423               --
                    Telephone equipment                         11,366           11,366
                    Computers                                   20,992           13,334
                                                         -------------    -------------
                                                               150,616           85,091
                    Less: Accumulated depreciation             (39,661)          (8,267)
                                                         -------------    -------------
                                                         $     110,955    $      76,824
                                                         =============    =============

       Note 4-  INCOME TAXES

                The provision (benefit) for income taxes consisted of the following (in thousands):


                                                            Year ended December 31,
                                                              1999            1998
                                                         -------------    -------------
                    Current:
                      Federal tax expense                 $       (186)   $         (86)
                      State tax expense                            (54)             (25)
                    Deferred:
                      Federal tax expense                          186               86
                      State tax expense                             54               25
                                                          ------------    -------------
                                                          $          -    $           -
                                                          ============    =============

                A reconciliation of differences between the statutory U.S.
                federal income tax rate and the Company's effective tax rate follows:

                                                              Year ended December 31,
                                                              1999             1998
                                                          ------------    -------------
                    Stautory federal income tax                     34%              34%
                    State income tax-net of
                      federal benefit                                5%               5%
                    Valuation allowance                            -39%             -39%
                                                          ------------    -------------
                                                                     0%               0%
                                                          ============    =============

                                       F12

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


       Note 4-  INCOME TAXES (continued)

                The components of deferred tax assets and liabilities were as follows (in thousands):

                                                            December 31,
                                                           1999        1998
                                                        ---------   -----------
                Deferred tax assets:
                  Net operating loss carryforward       $     570   $       330
                                                        ---------   -----------
                  Total deferred tax assets                   570           330
                  Valuation allowance                        (570)         (330)
                                                        ---------   -----------
                Net deferred tax assets                 $      --   $        --
                                                        =========   ===========


                SFAS No, 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1999 and 1998, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties as to the amount of taxable income that would be generated in future years.

                The Company recognized losses for the years ended December 31, 1999 through 1994. The amount of available additional net operating loss carry forwards are approximately $600,000 for 1999, $160,000 for 1998, $87,000 for 1997, $157,000 for 1996,
                $142,000 for 1995 and $398,000 for 1994. The net operating loss carry forwards, if not utilized, will expire in the years 2001 through 2018.

       Note 5-  SHORT TERM BORROWINGS

                During the fourth quarter of 1999 the Company borrowed $150,000 from the President of the Company and $250,000 from Argos Associates an unrelated investor. The loans are due on demand and bear interest at the rate of one percent (1%) per month. The short term loan payable to the president was repaid during February, 2000.

                Short-term borrowings consisted of the following at December 31, 1999.

                12% Demand note payable to the president of the Company  $  150,000
                12% Demand note payable to Argos Associates                 250,000
                                                                         ----------
                                                                         $  400,000
                                                                         ==========

                At December 31, 1999 the carrying value of short-term borrowings approximated fair values.



                                       F13

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    December 31, 1999


       Note 6-  LOANS PAYABLE LONG TERM

                Long term debt consists of the following loan acquired as part of the TNJ Products, Inc. acquisition:

                                                                   December 31,
                                                                       1999
                                                                   -------------
                Installment loan                                   $      38,461
                Less current portion                                       4,336
                                                                   -------------
                                                                   $      34,125
                                                                   =============

                The installment loan payable to a finance company is secured by an automobile and is payable in monthly installments of $622, which include principal and interest through March, 2001, at which time a final balloon payment of $32,943 is due. The interest rate on the loan is 8.5%.

                As of December 31, 1999 the maturities for long term debt are as follows:

                                                                   -------------
                                                  2000             $       4,336
                                                  2001                    34,095
                                                                   -------------
                                                                   $      38,431
                                                                   =============

       Note 7-  FAIR VALUE OF FINANCIAL INSTRUMENTS

                The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

                Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                               December 31, 1999           December 31, 1998
                                            ------------------------  -------------------------
                                             Carrying                  Carrying
                                              Amount      Fair Value     Amount      Fair Value
                                            ----------   ----------   ----------    ----------
                Assets:
                 Cash and cash equivalents  $  367,840   $  367,840   $  498,176    $  498,176
                 Accounts receivable           156,271      156,271       36,295        36,295


                The carrying amounts of cash and cash equivalents, and accounts receivable are a reasonable estimate of their fair values.


                                       F14

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


    Note 8-     STOCKHOLDERS' EQUITY

                On May 14, 1998 the Company issued 300,000 shares of $0.001 common stock to two officers in repayment of loans to the Company totalling approximately $232,000.

                On May 16, 1998 the Company declared a one for one hundred reverse stock split of its $.001 par value common stock. The par value of the common stock was not changed.

                On August 1, 1998 the Company sold four million (4,000,000) units, each unit consisting of one share of common stock $.001 par value and one warrant to purchase one share of $.001 par value common stock at $1.00, expiring August 1, 2001 at $.25 per unit for total gross proceeds of $1,000,000. On December 24, 1998 the Board of Directors cancelled the above warrants and issued new warrants exercisable at $1.25, which expire on December 31, 2002.

                MEDUCK TECHNOLOGIES, LTD. AQCUISITION

                On October 1, 1998 the Company issued 700,000 shares of $.001 par value common stock valued at $.25 per share or $175,000 for a seventy percent (70%) interest in Meduck, a company engaged in the development and manufacturing of medical products.

                OPTIMART IMPORTS, INC. ACQUISITION

                On October 9, 1998 the Company issued 500,000 shares of $.001 par value common stock valued at $.25 per share or $125,000 plus $250,000 for one hundred percent (100%) of Optimart. Optimart is a company that imports optical products under a three year rights agreement effective August 2, 1998. The cost of the Optimart acquisition of $375,000 will be amortized over the remaining life of the agreement or thirty four (34) months.

                TNJ ACQUISITION

                In June, 1999 the Company issued 600,000 shares of $0.001 par value common stock valued at $1.75 per share or $1,050,000 for 100% of the outstanding shares of TNJ Products, Inc. common stock, a medical product distributor and a rehabilitative medical service provider. The acquisition was accounted for as a purchase.

                The operations and financial position of TNJ Products, Inc. were accounted for in the consolidated financial statements of the Company beginning July, 1999. The excess purchase price over the estimated fair value of the assets was approximately $910,000 and is being amortized over 10 years using the straight-line method.


                                       F15

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


       Note 8-  STOCKHOLDERS' EQUITY (Continued)

                The following unaudited proforma summaries present the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1999 and January 1, 1998:

                                                         Year ended    Year ended
                                                         December 31,  December 31,
                                                             1998          1997
                                                         -----------   ----------

                     Revenue                             $ 1,100,184   $  803,626
                     Net (loss)                          $  (812,229)  $ (238,584)
                     Basic and diluted (loss) per share  $     (0.13)  $    (0.08)
                                                         ===========   ==========

                Summarized results of operations of the separate companies for the period from January 1, 1999 through June 30, 1999, the date of acquisition, are as follows:



                                                            Medsearch      TNJ
                                                         -----------   ----------

                            Net sales                    $   871,714   $  142,675
                                                         ===========   ==========
                            Net income                   $  (253,719)  $ (215,257)
                                                         ===========   ==========


                The summarized assets and liabilities of the separate companies on June 30, 1999, the date of acquisition, were as follows:

                                                          Medsearch       TNJ
                                                         -----------   ----------

                 Cash and cash equivalents               $   284,280   $   14,223
                 Other current assets                        130,252       81,542
                 Other assets                                513,557           --
                 Property and equipment                       68,954       48,787
                                                         -----------   ----------
                                                         $   997,043   $  144,552
                 Current liabilities                         (80,728)     (25,752)
                 Long-term debt                                   --      (37,226)
                                                         -----------   ----------
                                                         $   916,315   $   81,574
                                                         ===========   ==========

                OPTIMART DIVESTITURE

                In June 1999, the Company sold Optimart back to its original investors for $418,597. This amount was paid by returning 150,000 shares of the Company's common stock valued at $1.75 per share or $262,500, and a $216,117 non-interest bearing note, payable in three installments between June 1, 2000 and December 1, 2000. $60,020 of the note was for the accounts receivable outstanding at the date of sale. The note is secured by 100,000 shares of the Company's stock owned by the buyer.

                                       F16

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


       Note 8-  STOCKHOLDERS' EQUITY (Continued)

                The following is a summary of the Optimart purchase and sale which resulted in a dain of $109,772 that was credited to additional paid in capital:

                  Purchase of Optimart-License Agreement: Cash                    $      250,000
                                                          Stock                          125,000
                                                                                  --------------
                          Total purchase price                                           375,000
                  Less: Amortization of license agreement for period owned               (66,175)
                  Add: Optimart accounts receivable                                       60,020
                                                                                  --------------
                    Book value of assets sold                                            368,845
                    Selling price of Optimart plus accounts receivable                   478,617
                                                                                  --------------
                    Gain on sale                                                  $      109,772
                                                                                  ==============

                The following represents the sales, cost of sales and gross profit related to Optimart for the periods presented (in thousands):

                                                     Year ended     Year ended
                                                    December 31,   December 31,
                                                        1999          1998
                                                 --------------  ---------------

                           Sales                 $        872    $         405
                       Cost of sales                      812              371
                                                 ------------    -------------
                       Gross Profit              $         60    $          34
                                                 ============    =============


                M & W ACQUISITION

                On August 18, 1999 the Company acquired 100% of the outstanding membership interests of M & W Medical Supplies, L.L.C. ("M & W"), a medical products company, for 50,000 shares of the Company's common stock valued at $2.50 per share or $125,000, warrants to purchase 100,000 shares of the Company's common stock at $2.00 per share expiring August 18, 2002 valued at $.50 per warrant or $50,000 and warrants to purchase 100,000 shares of the Company's common stock at $3.00 per share expiring August 18, 2002 valued at $.10 per warrant or $10,000 for a total acquisition price of $185,000. The acquisition was accounted for as a purchase.

                STOCK ISSUED FOR COMPENSATION

                During June, 1999 the Company issued 20,000 restricted common shares to an officer and 10,000 restricted common shares to a director for services rendered valued at $52,500. Additionally, the Company issued 125,000 restricted common shares valued at $218,750, to an officer for services to be rendered over the next three years. The unearned compensation of $218,750 is being amortized over 36 months. For the year ended December 31, 1999, $42,539 of unearned compensation was charged to expense.


                                       F17

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


       Note 8-    STOCKHOLDERS' EQUITY (Continued)

                On July 7, 1999 the Company issued 300,000 restricted shares of the Company's common stock valued at $525,000 to Omnistar Enterprises, Ltd, a company owned by an officer of the Company's subsidiary, as additional compensation for services to be performed over the next three years. The additional compensation is being amortized over 36 months. For the year ended December 31, 1999, $87,500 was charged to expense.

                COMMON STOCK WARRANTS

                During 1999 the Company issued to its attorneys, 50,000 warrants to purchase common stock, exercisable at $1.25 per share which expire December 31, 2000 and issued to a director 30,000 warrants to purchase common stock, exercisable at $3.00 per share which expire February 28, 2003.

                During 1998, warrants ranging from $1.00 to $2.00 per share to purchase 822,800 shares of common stock were granted at exercise prices which were above the current quoted market price of the stock on the date issued. Warrants to purchase 5,102,800 shares of common stock were exercisable at December 31, 1999 and warrants to purchase 4,822,800 shares of common stock were exercisable at December 31, 1998. The per share exercise prices of these warrants are as follows:

                                             December 31, 1998
                                             -----------------

                                                      Exercise        Year of
                                     Shares            Price         Expiration
                                     ------            -----         ----------

                                     441,400            1.00             2000
                                   4,000,000            1.25             2002
                                     381,400            2.00             2001
                                   ---------
                   Total           4,822,800
                                   =========

                                             December 31, 1999
                                             -----------------

                                                      Exercise        Year of
                                     Shares            Price         Expiration
                                     ------            -----         ----------

                                     411,400            1.00             2000
                                   4,080,000            1.25             2002
                                     481,400            2.00             2001
                                     100,000            3.00             2002
                                      30,000            3.00             2003
                                   ---------
                   Total           5,102,800
                                   =========


                                       F18

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


       Note 8-  STOCKHOLDERS' EQUITY (Continued)


                The following is a summary of warrant transactions:

                                                            Year ended December 31,
                                                              1999            1998
                                                           ---------        ---------

                    Outstanding at beginning of period     4,822,800                -
                    Granted during the period                 80,000          822,800
                    Issued as part of unit sale                    -        4,000,000
                    Warrants cancelled and exchanged         (30,000)      (4,000,000)
                    New warrants issued                      230,000        4,000,000
                    Exercised during the period                    -                -
                                                           ---------        ---------
                    Outstanding and eligible for exercise  5,102,800        4,822,800
                                                           =========        =========


       Note 9-  GENERAL AND ADMINISTRATIVE EXPENSES

                The president has waived his salary for the first year. However, the Company has issued to the President 250,000 warrants to purchase common stock, exercisable at $1.00 and expiring December 31, 2000, and 250,000 warrants to purchase common stock exercisable at $2.00 which expire on December 31, 2002. The Company valued the warrants at $0.12 per warrant for total compensation of $60,000.

                Since October 1, 1998, the owner of the Company's Israeli office, who is also an officer of the Company is contributing the fair market rental of the space or $1,000 per month to the Company. Additionally, the president of the Company is contributing his salary of $10,000 per month to the Company for 1999. For 1999 the Company recorded $132,000 of contributed officers compensation and rent expense and for 1998 $3,000 of contributed rent expense.

      Note 10-  RELATED PARTY TRANSACTIONS

                On May 14, 1998 the Company issued 300,000 shares of common stock $.001 par value in payment of approximately $230,000 of loans and $39,000 in accrued interest due to former officers of the Company.

                In August, 1998 the Company issued 500,000 warrants to purchase common stock of the Company (See Note 9), valued at $0.12 per warrant for total compensation of $60,000.

                During December 1998 the Company loaned $15,000 to one of its officers. The loan was repaid in February, 1999.

                In December 1999 the president of the Company lent the Company $150,000 payable on demand with interest at one percent (1%) per month. The loan was repaid in February 2000.

                                       F19

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


      Note 11-  ACCOUNTS RECEIVABLE
                                                    December 31,   December 31,
                                                        1999          1998
                                                    ------------   ----------

                Accounts receivable                 $    518,328   $   36,295
                Allowance for doubtful accounts         (362,057)           -
                                                    ------------   ----------
                Accounts receivable-net             $    156,271   $   36,295
                                                    ============   ==========

                The Company has fully reserved for its Medicare accounts receivable, which are in dispute.

      Note 12-  COMMITMENTS AND CONTINGENCIES

                The Company leases office space from an unaffiliated party on a month to month basis. TNJ leases office space and equipment under noncancellable leases expiring through February 1, 2001. Rental expense for 1998 was $9,311. Rental expense for the year ended December 31, 1999 was $61,868. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year are as follows:

                   Year ending December 31,                Amount
                   ------------------------          ----------------
                             2000                    $         14,725
                             2001                               3,725
                             2002                                 254
                                                     ----------------
                            Total                    $         18,704
                                                     ================

      Note 13-  ACQUISITIONS

                The assets acquired in the acquisitions of M & W, Meduck and Optimart on the dates they were acquired are as follows:

                                          M & W             Optimart         Meduck
                                       ------------     ----------------   ------------
                License agreement      $          -     $        375,000   $          -
                Patents                           -                    -        175,000
                Patents and Notice of
                Allowance for TM            185,000                    -              -
                                       ------------     ----------------   ------------
                Total purchase price   $    185,000     $        375,000   $          0
                                       ============     ================   ============

                The Notice of Allowance for Trademark ("NOA") refers to the trademark of the "Scopeshield" name acquired in the M&W acquisition. The NOA was issued December 1, 1998 and must be extended every six months until the trade name is used. If the trade name is not used by May 31, 2001 or a six month extension not requested the NOA will expire. The value of the NOA is directly related to the underlying patent and cannot be valued separately.

                                      F20

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


      Note 14-  GOODWILL

                The following summarizes the goodwill transactions for 1999:

                                                                 Accumulated
                                                    Goodwill     Amortization     Total
                                                  -----------    -----------   -----------
                Balance January 1, 1999           $         -    $         -   $         0
                  Acquisition of TNJ products         909,957              -       909,957
                  1999 amortization of goodwill             -        (45,498)      (45,498)
                                                  -----------    -----------   -----------
                Balance December 31, 1999         $   909,957    $   (45,498)  $   864,459
                                                  ===========    ===========   ===========

      Note 15-  COMPREHENSIVE (LOSS)

                Accumulated other comprehensive (loss) consists of the
                following:
                                                                 December 31,
                                                             1999           1998
                                                         -----------    --------

                Foreign currency translation adjustment  $     (953)    $      -


                A summary of the component of other comprehensive (loss) for the year ended December 31, 1999 is as follows:

                                                          Before-Tax      Income       After-Tax
                                                            Amount          Tax         Amount
                                                        ------------    ---------     -----------
                Net foreign currency translation        $      (953)    $       -     $    (953)

                Other comprehensive (loss)              $      (953)    $       -     $    (953)

      Note 16-  GOING CONCERN MATTERS

                The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1999 and 1998, the Company incurred losses from operations of $1,018,782 and $277,392, respectively and generated negative cash flows from operations of $593,521 and $170,145 respectively. These factors among others indicate that the Company will be unable to continue as a going concern.

                The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required and to ultimately attain profitability. The Company is also actively pursuing additional equity financing through stock sales and when necessary management has lent the Company money for working capital.


                                       F21

                                TNJ PRODUCTS INC.



                                      INDEX

                                                                           PAGE

    INDEPENDENT AUDITORS' REPORT                                            F23

    BALANCE SHEETS                                                          F24

    STATEMENTS OF OPERATIONS                                                F25

    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                           F26

    STATEMENTS OF CASH FLOWS                                                F27

    NOTES TO FINANCIAL STATEMENTS                                        F28-30

                                       F22

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX
(212) 513-1930

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TNJ Products, Inc.

We have audited the balance sheets of TNJ Products, Inc. as of June 30, 1999 and January 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended January 31, 1999 and the five months ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNJ Products, Inc. as of January 31, 1999 and June 30, 1999, and the results of its operations and its cash flows for the periods ended January 31, 1999 and June 30, 1999 in conformity with generally accepted accounting principles.


/s/ KEMPISTY & COMPANY, CPAS, P.C.
Kempisty & Company
Certified Public Accountants PC
New York, New York
March 20, 2000

                                       F23


                                TNJ PRODUCTS INC.
                                 BALANCE SHEETS


                                                                      June 30,       January 31,
                                                                         1999           1999
                                                                     ------------    ------------
                                     ASSETS
Current Assets
 Cash and equivalents                                                $     14,223    $     20,444
 Accounts receivable-net (Note 3)                                         105,265         116,758
 Inventory                                                                  8,575           8,575
 Prepaid expenses                                                             892             892
     Total Current Assets                                                 128,955         146,669
                                                                     ------------    ------------
 Fixed assets-net (Note 4)                                                    545           2,104

Other assets

 Officer loan receivable                                                       --           1,644
                                                                     ------------    ------------
     Total Other Assets                                                        --           1,644
                                                                     ------------    ------------
TOTAL ASSETS                                                         $    129,500    $    150,417
                                                                     ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Accounts payable and accrued expenses                               $     18,210    $     14,728
                                                                     ------------    ------------
     Total Current Liabilities                                             18,210          14,728
 Commitments and contingencies                                                 --              --

 Stockholders' Equity
 Common stock $.01 par value, 1,000 shares
  authorized, issued and outstanding                                           10              10
 Capital in excess of par value                                           333,257         333,257
 Retained earnings                                                       (221,977)       (197,578)
                                                                     ------------    ------------
     Total Stockholders' Equity                                           111,290         135,689
                                                                     ------------    ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    129,500    $    150,417
                                                                     ============    ============

                       See Notes to Financial Statements.

                                       F24

                               TNJ PRODUCTS INC.
                            STATEMENTS OF OPERATIONS


                                              Five months        Year ended
                                                 ended           January 31,
                                             June 30, 1999          1999
                                             ------------        ------------


Sales revenues                               $    143,900        $    366,561

Cost of sales                                      32,055             109,004
                                             ------------        ------------

Gross profit                                      111,845             257,557

General and administrative expenses               136,244             228,968
                                             ------------        ------------

  Loss from operations                            (24,399)             28,589

Other income and expenses
  Interest income                                      --                  13
  Other income                                         --               5,981
                                             ------------        ------------

Income (loss) before taxes                        (24,399)             34,583

Provision for income taxes                             --                  --
                                             ------------        ------------

Net income (loss)                                 (24,399)             34,583
                                             ============        ============


                       See Notes to Financial Statements.

                                       F25

                                TNJ PRODUCTS INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Common Stock       Capital In
                                  ($0.01)    Par Value   Excess Of
                                  Shares       Amount    Par Value    Deficit       Total
                                 ---------   ---------   ---------   ---------    ---------
Balance February 1, 1998             1,000   $      10   $ 333,257   $(232,161)   $ 101,106

Net income for the year ended
January 31, 1999                        --          --          --      34,583       34,583
                                 ---------   ---------   ---------   ---------    ---------

Balance January 31, 1999             1,000          10     333,257    (197,578)     135,689

Loss for the five months ended
June 30, 1999                           --          --          --     (24,399)     (24,399)
                                 ---------   ---------   ---------   ---------    ---------
Balance June 30, 1999                1,000   $      10   $ 333,257   $(221,977)   $ 111,290
                                 =========   =========   =========   =========    =========

                       See Notes to Financial Statements.

                                       F26

                                TNJ PRODUCTS INC.
                            STATEMENTS OF CASH FLOWS

                                                            For the five    For the year
                                                                months         ended
                                                                ended        January 31,
                                                            June 30, 1999       1999
                                                            -------------    ------------
OPERATING ACTIVITIES
    Net income or (loss)                                     $    (24,399)   $     34,583
    Adjustments to reconcile net income or (loss)
      to net cash (used) provided by operating activities:
    Depreciation and amortization                                   1,559           5,159
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                     11,493         (61,189)
    (Increase) decrease in inventory                                   --          (4,900)
    (Increase) decrease in current assets                              --          44,347
    Increase (decrease) in payables                                 3,482           2,444
                                                             ------------    ------------
         Net cash (used) provided by operating activities          (7,865)         20,444

INVESTING ACTIVITIES
    Repayment of officer loans                                      1,644              --
                                                             ------------    ------------
    Net cash provided by investing activities                       1,644               0

    Increase (decrease) in cash                                    (6,221)         20,444
    Cash at beginning of period                                    20,444               0
                                                             ------------    ------------
    Cash at end of period                                    $     14,223    $     20,444
                                                             ============    ============

Supplemental Disclosures of Cash Flow Information:
    Cash paid during year for:
     Interest                                                $         --    $         --
                                                             ============    ============
     Income taxes                                            $         --    $         --
                                                             ============    ============

                       See Notes to Financial Statements.

                                       F27

                                TNJ PRODUCTS INC.

                          NOTES TO FINANCIAL STATEMENTS
                       June 30, 1999 and December 31, 1999



Note 1-         ORGANIZATION & OPERATIONS

                TNJ Products, Inc. was incorporated in the state of Delaware on March 1, 1995.

                The Company is in the business of medical products sales.

Note 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.     Revenue

                The Company records revenue when products are shipped or services provided to customers.

         b.     Property and Equipment

                Property and equipment are accounted for at cost and are depreciated over their estimated useful lives on a straight-line basis.

         c.     Income Taxes

                The Company previously adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS No.109") which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, (Note 5), the adoption of SFAS 109 had no effect on the financial statements of the Company.

         d.     Inventories

                Inventories are stated at the lower of cost or market. Cost is computed on the first-in, first-out basis.

         e.     Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                                       F28

                                TNJ PRODUCTS INC.

                          NOTES TO FINANCIAL STATEMENTS
                       June 30, 1999 and December 31, 1999



Note 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         f.     COMPREHENSIVE INCOME

                Effective February 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires an entity to report comprehensive income and its components and increases financial reporting disclosures. This standard has no impact on the Company's financial position, cash flows or results of operations since the Company's comprehensive income is the same as its reported net income for the periods presented.

         g.     CONCENTRATIONS OF CREDIT RISK

                The only significant financial instrument is accounts receivable, which is concentrated among third-party medical reimbursement organizations, principally Medicare. By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. Credit losses associated with the receivables are provided for in the financial statements.

Note 3-         ACCOUNTS RECEIVABLE

                                                    June 30,     January 31,
                                                      1999          1999
                                                  -----------    -----------
                Accounts receivable               $   492,082    $   503,575
                Allowance for doubtful accounts      (386,817)      (386,817)
                                                  -----------    -----------
                                                  $   105,265    $   116,758
                                                  ===========    ===========

                The Company has fully reserved for its Medicare accounts receivable, which are in dispute.

Note 4-         FIXED ASSETS
                                                    June 30,     January 31,
                                                      1999          1999
                                                  -----------    -----------

                Furniture and equipment           $    12,522    $    12,522
                Leasehold improvements                  1,450          1,450
                                                  -----------    -----------
                                                       13,972         13,972
                                                      (13,427)       (11,868)
                                                  -----------    -----------
                Accumulated depreciation          $       545     $    2,104
                                                  ===========    ===========

                                       F29

                               TNJ PRODUCTS INC.

                         NOTES TO FINANCIAL STATEMENTS
                      June 30, 1999 and December 31, 1999

Note 4-         INCOME TAXES

                The provision (benefit) for income taxes consisted of the following:

                                                   Five months       Year ended
                                                     ended          January 31,
                                                  June 30, 1999        1999
                                                  -------------     ------------
                Current:
                 Federal tax expense               $   (7,600)       $  12,000
                 State tax expense                     (2,000)           3,000
                Deferred:
                 Federal tax expense                    7,600          (12,000)
                 State tax expense                      2,000           (3,000)
                                                   ----------        ---------
                                                   $        -        $       -
                                                   ==========        =========

                A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                                   Five months       Year ended
                                                     ended          January 31,
                                                  June 30, 1999        1999
                                                  -------------     ------------
                Statutory federal income tax              -34%               34%
                Statutory income tax-net of                -5%                5%
                  federal benefit                          39%              -39%
                                                  -----------        ----------
                Valuation allowance                         0%                0%
                                                  ===========        ==========

                The components of deferred tax assets and liabilities were as follows:

                                                    June 30,         January 31,
                                                      1999              1999
                                                  -----------        ----------
                Deferred tax assets:
                  Net operating loss carryforward $    17,000        $   14,000
                                                  -----------        ----------
                  Total deferred tax assets            17,000            14,000
                  Valuation allowance                 (17,000)          (14,000)
                                                  -----------        ----------
                Net deferred tax assets           $        --        $       --
                                                  ===========        ==========

                SFAS No, 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30 and January 31, 1999, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties as to the amount of taxable income that would be generated in future years.

                The Company recognized a loss for the year ended January 31, 1998. The amount of available additional net operating loss carryforward is approximately $35,000 for 1998. The net operating loss carry forward, if not utilized, will expire in the year 2018.

                                       F30

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEDSEARCH TECHNOLOIGES, INC.


                                   By: /s/ JACOB MELLER
                                       --------------------------------
                                       Name:   Jacob Meller
                                       Title:  President, Principal Accounting
                                               Officer and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                       TITLE                              DATE

/s/ JACOB MELLER                President, Principal Accounting    May 10, 2000
-------------------------       Officer and Director
Jacob Meller


/s/ FRIEDA GOLDSTEIN            Vice President, Treasurer,         May 10, 2000
-------------------------       Secretary and Director
Frieda Goldstein


/s/ DAVID FILER                 Director                           May 10, 2000
-------------------------
David Filer