Form 10QSB
period 2000-03-31
MEDSEARCH TECHNOLOGIES INC
filed 2000-05-22
CIK 1093759

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-27135

                          MEDSEARCH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       13-4070962
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                                 40 WALL STREET
                            NEW YORK, NEW YORK 10005
              (Address of principal executive offices and zip code)

                                 (212) 943-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 6,534,582 shares of common stock, no par value, as of May 1, 2000.

================================================================================

                          MEDSEARCH TECHNOLOGIES, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I.      CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                           PAGE

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
                March 31, 2000 and December 31, 1999                         3

             Condensed Consolidated Statements of Operations
                Three months ended March 31, 2000 and 1999                   4

             Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 2000 and 1999                   5

             Notes to Condensed Consolidated Financial Statements            6

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    10

 PART II.    OTHER INFORMATION

 Item 1.     Legal Proceedings                                              None

 Item 2.     Changes in Securities and Use of Proceeds                       11

 Item 3.     Defaults upon Securities                                       None

 Item 4.     Submission of Matters to a Vote of Security Holders            None

 Item 5.     Other Information                                              None

 Item 6.     Exhibits and Reports on Form 8-K                               None

 Signatures                                                                  11

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,        December 31,
                                                                            2000               1999
                                                                        ------------       ------------
                                     ASSETS                              (Unaudited)
Current Assets
  Cash and equivalents                                                  $    148,877       $    367,840
  Accounts receivable-net                                                    210,561            156,271
  Note receivable                                                             22,039             22,039
  Inventory                                                                       --              8,575
  Other receivable                                                            19,916              6,133
  Prepaid expenses                                                             1,090              1,090
                                                                        ------------       ------------
          Total Current Assets                                               402,483            561,948

  Fixed assets-net                                                           110,833            110,955
  Note receivable                                                            144,078            144,078

Other assets

  Patents-net                                                                323,208            331,958
  Goodwill-net                                                               856,876            864,459
                                                                        ------------       ------------
          Total Other Assets                                               1,180,084          1,196,417
                                                                        ------------       ------------
TOTAL ASSETS                                                            $  1,837,478       $  2,013,398
                                                                        ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                                 $    144,371       $    102,803
  Demand notes payable                                                       350,000            400,000
  Current portion of note payable                                             37,404              4,366
                                                                        ------------       ------------
          Total Current Liabilities                                          531,775            507,169

Note payable                                                                      --             34,095
Commitments and contingencies                                                     --                 --

Minority interest                                                                 --                 --

Stockholders' Equity
  Common stock, 50,000,000 shares authorized at $.001
    par value; issued and outstanding 6,534,582 at December
    31, 1999, 5,579,582 at December 31, 1998                                   6,534              6,534
  Preferred stock 2,000,000 shares authorized at $.001 par
    value; issued and outstanding none
  Capital in excess of par value                                           5,079,503          5,070,503
  Deficit                                                                 (3,225,347)        (2,990,239)
  Accumulated comprehensive (loss)                                            (3,261)              (953)
  Unearned compensation                                                     (551,726)          (613,711)
                                                                        ------------       ------------
          Total Stockholders' Equity                                       1,305,703          1,472,134
                                                                        ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  1,837,478       $  2,013,398
                                                                        ============       ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three Months
                                                               Ended March 31,
                                                            2000               1999
                                                        ------------       ------------
Sales revenues                                          $    163,278       $    655,514

Cost of sales                                                 52,290            609,873
                                                        ------------       ------------

Gross profit                                                 110,988             45,641

Stock compensation                                            70,985                  -
Research and development                                      51,856             21,317
General and administrative expenses                          222,845            140,617
                                                        ------------       ------------
                                                             345,686            161,934

    Loss from operations                                    (234,698)          (116,293)

Other income and expenses
    Interest income                                               77                 --
    Other income                                                 323                 --
    Interest expense                                            (810)                --
                                                        ------------       ------------

Income (loss) before taxes                                  (235,108)          (116,293)

Provision for income taxes                                        --                 --
                                                        ------------       ------------

Net (loss)                                                  (235,108)          (116,293)

Other comprehensive (loss)                                    (2,308)             1,429
                                                        ------------       ------------

Comprehensive (loss)                                        (237,416)          (114,864)

Basic and diluted (loss) per share                             (0.04)             (0.05)
                                                        ============       ============

Comprehensive income per share                                 (0.04)             (0.05)
                                                        ============       ============

Basic and diluted average shares outstanding               6,051,431          2,236,294
                                                        ============       ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            2000               1999
                                                                        ------------       ------------
OPERATING ACTIVITIES
   Net income or (loss)                                                 $   (235,108)      $   (116,293)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
   Depreciation and amortization                                              23,157             47,782
  Amortization of unearned compensation                                       61,985                  -
   Changes in operating assets and liabilities net of
     effects of the purchase of TNJ Products:
   (Increase) decrease in accounts receivable                                (54,290)           (10,431)
   (Increase) decrease in inventory                                            8,575                 --
   (Increase) decrease in current assets                                     (13,783)            (2,367)
   Increase (decrease) in payables                                            41,568            (45,874)
                                                                        ------------       ------------
   Net cash (used) by operating activities                                  (167,896)          (127,183)

INVESTING ACTIVITIES
   Repayment of officer loan                                                                     15,000
                                                                        ------------       ------------
   Net cash provided(used) by investing activities                                 0             15,000

FINANCING ACTIVITIES

   Increase in demand note payable                                           100,000                 --
   Payment of bank loan and note payable                                    (151,057)                --
                                                                        ------------       ------------
   Net cash used by financing activities                                     (51,057)                 0
                                                                        ------------       ------------
   Increase (decrease) in cash                                              (218,953)          (112,183)
   Cash at beginning of period                                               367,840            498,176
                                                                        ------------       ------------
   Cash at end of period                                                $    148,887       $    385,993
                                                                        ------------       ------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during period for:
     Interest                                                           $        810       $         25
                                                                        ============       ============
     Income taxes                                                       $         --       $         --
                                                                        ============       ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION & OPERATIONS

         Medsearch, Inc., a Nevada corporation, was organized on June 13, 1986 and changed its name to Medsearch, Inc. on June 16, 1998.

         The Company and its subsidiaries are engaged in the development, manufacturing and marketing of medical products.

         On April 12, 1999 Medsearch Technologies, Inc. ("Medsearch") was incorporated in Delaware to effectuate a reincorporation of Medsearch, Inc.-Nevada with and into the Company. All shares of outstanding common stock were exchanged on a one for one basis for shares of the $0.001 par value common stock of the new Delaware corporation. There was no change in the number of shares authorized. The financial statements for the period prior to the reincorporation reflect the historical results of operations for Medsearch, Inc.

         The accompanying unaudited financial statements have been prepared by Medsearch in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2000, its operating results for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. The balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form SB-KSB filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         REVENUE

         The Company records revenue when products or services are provided to customers.

         EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share is based on the weighted average number oof common shares outstanding during the period presented. Fully diluted loss per share has not been disclosed as it is anti-dilutive.

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

         COMPREHENSIVE INCOME

         Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources. The Company has presented a statement of operations that includes other comprehensive income.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SHORT TERM BORROWINGS

         During the fourth quarter of 1999 the Company borrowed $150,000 from the President of the Company and $250,000 from Argos Associates an unrelated investor. The loans are due on demand and bear interest at the rate of one percent (1%) per month. The short term loan payable to the president was repaid during February, 2000.

         Short-term borrowings consisted of the following:   March 31,         December 31,
                                                               2000                1999
                                                           ------------        ------------
         12% Demand note payable to the president of the
              Company                                      $         --        $    150,000
         12% Demand note payable to Argos Associates            350,000             250,000
                                                           ------------        ------------
                                                           $    350,000        $    400,000
                                                           ============        ============

         At December 31, 1999 the carrying value of short-term borrowings approximated fair values.

Note 4 - STOCKHOLDERS' EQUITY

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

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - STOCKHOLDERS' EQUITY (Continued)

         M & W ACQUISITION

         On August 18, 1999 the Company acquired 100% of the outstanding membership interests of M & W Medical Supplies, L.L.C. ("M & W"), a medical products company, for 50,000 shares of the Company's common stock valued at $2.50 per share or $125,000, warrants to purchase 100,000 shares of the Company's common stock at $2.00 per share expiring August 18, 2002 valued at $.50 per warrant or $50,000 and warrants to purchase 100,000 shares of the Company's common stock at $3.00 per share expiring August 18, 2002 valued at $.10 per warrant or $10,000 for a total acquisition price of $185,000. The acquisition was accounted for as a purchase

         STOCK ISSUED FOR COMPENSATION

         During June, 1999 the Company issued 20,000 restricted common shares to an officer and 10,000 restricted common shares to a director for services rendered valued at $52,500. Additionaly, the Company issued 125,000 restricted common shares valued at $218,750, to an officer for services to be rendered over the next three years. The unearned compensation of $218,750 is being amortized over 36 months. For the year ended December 31, 1999, $42,539 of unearned compensation was charged to expense.

Note 5 - COMPREHENSIVE INCOME

         Accumulated other comprehensive income consists of the following:

                                                     March 31,        December 31,
                                                       2000               1999
                                                   ------------       ------------
         Foreign currency translation adjustment   $     (3,261)      $       (953)
                                                   ============       ============

         A summary of the components of other comprehensive income for the quarters ended March 31, 2000 and 1999 is as follows:

                                             Before-Tax            Income             After-Tax
                                               Amount                Tax               Amount
                      2000
         Net foreign currency translation   $     (2,308)       $         --        $     (2,308)
                                            ------------        ------------        ------------
         Other comprehensive income         $         --        $         --        $          0
                                            ============        ============        ============

                      1999

         Net foreign currency translation   $      1,429         $        --        $      1,429
                                            ------------        ------------        ------------
         Other comprehensive income         $         --         $        --        $          0
                                            ============        ============        ============

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales for the three month period ended March 31, 2000 were $163,278 while sales for the three months ended March 31, 1999 were $655,514. Sales for 2000 represent sales of TNJ Products, Inc. which was acquired on June 30, 1999. TNJ's sale of $163,278 for 2000 increased from sales of $50,908 for the same quarter last year.

Sales for the three months ended March 31, 1999 were $655,514 which reflected the sale of optical products from Optimart Products, Inc. which was sold in June 1999.

Gross profit for the three months ended March 31, 2000 amounted to $110,988 (68% of sales), compared to $45,641 (7% of sales) for the corresponding three months of 1999. This increase in gross margin is principally attributable to higher gross profits on the items sold by TNJ Products.

Research and development costs increased by approximately $31,000 from the first quarter of 2000 from the corresponding three month period of 1999. This trend will continue as the Company continues to develop products to bring to market.

Stock compensation charges of $70,985 was recorded in 2000 related to stock and warrants issued to officers and directors.

As a result of the foregoing, The Company incurred net losses of ($235,108) or ($.04) per share for the three months ended march 31, 2000 compared to net losses of ($116,243) or ($.05) per share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $148,877 principally due to loans in February 2000 and December, 1999. The Company issued its common stock in lieu of cash payments for compensation and consulting fees where possible during 1999. This trend is expected to continue in the second, third and fourth quarters of 2000.

The Company believes that the net proceeds of the Company's loans and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

  Item 2. Change in Securities

During the first quarter ended March 31, 2000, the Company issued warrants to purchase 30,000 shares of Common Stock, at $3.00 per share expiring 2003. The warrants were valued at $.30 per share for a total value of $9,000.

                                   Signatures

  In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Medsearch Technologies, Inc.



Dated:  May 22, 2000                                By: /s/ Jacob Meller
                                                    ---------------------------
                                                    Name:   Jacob Meller
                                                    Title:  President