Form 10KSB/A
period 1999-12-31
MEDSEARCH TECHNOLOGIES INC
filed 2000-07-24
CIK 1093759

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             REPORT ON FORM 10-KSB/A

                                (AMENDMENT NO. 1)


   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                           COMMISSION FILE NO. 0-27135

                          MEDSEARCH TECHNOLOIGES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       13-4070962
---------------------------------             ---------------------------------
(STATE OF OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

         40 WALL STREET, NEW YORK, NEW YORK                 10005
      ----------------------------------------            ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 943-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $1,110,133.

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

GENERAL/HISTORICAL INFORMATION


         The Company, a medical device research/development and distribution/marketing company, is in its early stage of development and has a history of losses. The Company incurred net losses of approximately $252,000 and $883,000 for the years ended December 31, 1998 and 1999, respectively. The Company has generated limited revenues to date and requires additional financing to increase its research and development activities and to develop new products. See "Risk Factors" below.


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

         In October 1998, the Company acquired 100% of the outstanding stock of Optimart Imports, Inc. ("Optimart") in consideration for the issuance of 500,000 shares of its Common Stock valued at $125,000 and $250,000 cash, for a total of $375,000. Optimart is a company that had distribution rights to sell optical products. There were no other assets or operations acquired in the transaction..

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

         M&W: MedSearch acquired 100% of M&W in August 1999. M&W holds patents and trademarks on an existing product called the "SCOPESHIELD(TM)", a unique disposable stethoscope cover which shields stethoscope from hazardous microorganisms..

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

PRODUCTS

SYMDEX 1000' DEPTH OF ANESTHESIA MONITOR

         In December 1998, MedSearch announced the development of a unique (patent pending) product called the `Symdex 1000' Depth of Anesthesia Monitor ("Symdex 1000"). The `Symdex 1000' measures the depth of anesthesia via the sympathetic nervous system (the neurological system of the body that reacts to pain). The activity of the sympathetic nervous system is displayed on a screen to alert the anesthesiologist as to whether or not the patient is asleep during anesthesia.

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

         While existing monitors measure brain waves (EEG) and muscle movements, these measurements are, in the opinion of management, frequently inaccurate because EEG requires the absence of outside influences such as electrical noise caused by electrical incision tools, that are impossible to eliminate during surgery. Because of the unreliability of existing monitors, anesthesiologists sometimes administer extra medication. Over-administration of anesthetic medication can prolong patient recovery rates and lengthen hospital stays. The `Symdex 1000' utilizes temperature and other parameters to measure sympathetic activity. This measurement of sympathetic activity provides the physician with a more accurate measurement of patient awareness.

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

         The `Symdex 1000' has 2 components - The Add-On Monitor and the Multi-Parameter Monitor. The Add-On Monitor is the basic hardware and software incorporated into a compact unit intended as an add-on to existing monitors in the operating room. The Multi-Parameter Monitor is a complete system; it includes a large monitor for viewing parameter correlations between the various data types and the ability to record the data for future viewing and analysis.

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


         RECENT HISTORY OF LOSSES. The Company incurred net losses of approximately $252,000 and $883,000 for the years ended December 31, 1998 and 1999, respectively. The Company expects that losses will increase and continue until such time, if ever, as the Company can market its products. In addition, the Company had an accumulated deficit of $2,990,239 at December 31, 1999.


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

                                     Common Stock
                                    ---------------
                                    High        Low
                                    ----        ---
1998
----
Quarter ended*
December 31, 1998                   $1-1/2      $1/2

1999
----
Quarter ended
March 31, 1999                      $3-1/2      $1-7/16

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         MedSearch Technologies, Inc. is a research, development and distribution company specializing in unique, diagnostic, non-invasive medical devices. The Company's current patented, patent-pending and/or trademarked products include (1) the "SCOPESHIELD(TM)", a disposable, anti-microbial stethoscope cover which shields stethoscope from hazardous microorganisms, (2) the "Symdex 1000," a monitor which measures the depth of anesthesia via the sympathetic nervous system through disposable sensors connected to the finger, and (3) the "NPTR test," a diagnostic product utilized to differentiate between physical and psychological impotence. The Company conducts research and development through its subsidiaries Meduck Technologies, Ltd. and M&W Medical Supply, LLC and conducts its marketing through its subsidiary, TNJ Products, Inc. The Company also distributes products designed to reduce swelling in certain body parts and products designed for postmastectomy patients.


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

Results of Operations

Year Ended December 31, 1999 as Compared to December 31, 1998


         The Company had net sales of $1,110,000 for the year ended December 31, 1999 as compared to $405,000 for the year ended December 31, 1998. The increase of $705,000 (174%) is attributable to optical product sales of $872,000 versus $405,000, a change of $467,000, plus the TNJ acquisition added sales of $223,000 and the Company had consulting fees of $15,000.


         Cost of sales increased during the year ended December 31, 1999 to $859,000 from $371,000 for the year ended December 31, 1998. The increase of $488,000 (132%) $442,000 relates to the Company's increase in sales of optical products and $46,000 relates to medical product sales by TNJ.


         Operating expenses increased to $1,281,000 from $322,000 for the year ended December 31, 1999 as compared to 1998, an increase of $959,000 (298%). The net increase is attributable to increased operations in the United States and

Israel. Meduck had $203,000 of research and development expenses vs none in 1998, the Company expensed $183,000 in stock compensation to officers and directors and $45,000 in goodwill versus $60,000 in 1998, the Company expensed $132,000 of contributed rent and compensation versus $3,000 in 1998 and the balance of $459,000 is due to the Company operating for a full year versus six months in 1998.

         The Company had a net loss for the year ended December 31, 1999 of $883,000 as compared to a net loss of $252,000 for the year ended December 31, 1998, an increase of $631,000 (250%). The increased loss of $631,000 is attributable to the aforementioned detailed expenses less a gain of $131,000 on the sale of Optimart.


Liquidity and Capital Resources

December 31, 1999 to December 31, 1998


         At December 31, 1999, the Company had cash of $368,000 as compared to cash of $498,000 at December 31, 1998 a decrease of $130,000 (26%). The decrease results from the Company using $533,000 in its operations of which $203,000 was used for research and development. The Company was able to generate cash by issuing demand notes for $400,000 and collecting $65,000 of notes and loans receivable.

         Medsearch requires substantial capital in order to continue its research and development activities and product introductions. Due to the need for capital the Company's operations may be adversely effected by unfavorable capital market conditions and/or prolonged recessionary periods. The Company expects that its securities will once again be trading on the NASD OTC Bulletin Board once this Registration Statement is cleared through the SEC. After such clearance, the Company anticipates raising $1,500,000 through bridge financings or through the sale of its equity securities.

         In the short term, the Company will not have sufficient revenues to generate positive cash flow from operations. However, the Company has signed a loan agreement that will provide an additional net $100,000 in cash, after paying down an existing loan and gives the Company the ability to borrow an additional $500,000. The additional borrowings plus cash on hand will be sufficient to operate the Company for the next twelve months.


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

RON FLAISHON, MD- Consulting Anesthesiologist

In addition to his position as Director of Ambulatory Anesthesiology at Sourasky Medical Center, and as a Clinical Instructor at the Sackler School of Medicine, Dr. Flaishon is conducting clinical trials for the `Symdex 1000'. Dr. Flaishon is also coordinating the US clinical trials for the `Symdex 1000'. Dr. Flaishon received his M.D. in anesthesiology at the Technion Institute in 1983, and completed a clinical research fellowship in 1995 on the depth and adequacy of anesthesia at Emory University School of Medicine in Atlanta, Georgia. Dr. Flaishon is the physician in charge of the clinical trials for the Symdex 1000. Dr. Flaishon is not an employee of Meduck.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 2000 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock (6,534,582 as of such date) by (i) any holder known to the Company owning more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                             Number of Shares of
Name of Beneficial Owner*      Common Stock (1)      Percentage (%) of Ownership
-------------------------    ----------------        ---------------------------

Jacob Meller(2)                   714,600                       10.58%

Frieda Goldstein(3)                50,000                         .76%

David Filer (4)                    30,000                         .45%

Isaac Wurzburger(5)                 ----                          ----

Clarke Holdings, Ltd.             700,000                       10.80%
Bahnahafstrasse 52
Ch - 8001
Zurich, Switzerland

RMC Limited                       600,000                        9.25%
Box 187, Victory House
Prospect Hill
Douglas, Isle of Man
1M9 91QF, British Isles

All Officers  and  Directors      804,600                       11.34%
as a group (4 persons) (6)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F9-22

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company's recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kempisty & Company
Certified Public Accountants PC
New York, New York
March 20, 2000
(Except for Note 6 July 10, 2000)

                                       F2

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,   December 31,
                         ASSETS                                   1999           1998
                                                              -----------    -----------
Current Assets
  Cash and equivalents                                        $   367,840    $   498,176
  Accounts receivable-net (Note 11)                               156,271         36,295
  Note receivable (Note 8)                                         22,039             --
  Officer loan receivable                                              --         15,000
  Inventory                                                         8,575             --
  Other receivable                                                  6,133             --
  Prepaid expenses                                                  1,090             --
                                                              -----------    -----------
          Total Current Assets                                    561,948        549,471

  Fixed assets-net (Note 3)                                       110,955         76,824
  Note receivable (Note 8)                                        144,078             --

Other assets
  Licenses-net                                                         --        341,913
  Patents-net                                                     331,958        169,167
  Goodwill-net (Note 8)                                           864,459             --
                                                              -----------    -----------
          Total Other Assets                                    1,196,417        511,080
                                                              -----------    -----------
TOTAL ASSETS                                                  $ 2,013,398    $ 1,137,375
                                                              ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                       $   102,803    $    68,205
  Demand notes payable (Note 5)                                   400,000             --
  Current portion of note payable (Note 6)                          4,366             --
                                                              -----------    -----------
          Total Current Liabilities                               507,169         68,205

Note payable (Note 6)                                              34,095             --
Commitments and contingencies (Note 12)                                --             --

Minority interest                                                      --             --

Stockholders' Equity (Note 8)
  Common stock, 50,000,000 shares authorized at $.001
    par value; issued and outstanding 6,534,582 at December
    31, 1999, 5,579,582 at December 31, 1998                        6,534          5,579
  Preferred stock 2,000,000 shares authorized at $.001 par
    value; issued and outstanding none                                 --
  Capital in excess of par value                                4,960,731      3,060,936
  Deficit                                                      (2,880,467)    (1,997,345)
  Treasury stock                                                       --             --
  Currency translation adjustment                                    (953)            --
  Unearned compensation                                          (613,711)            --
                                                              -----------    -----------
          Total Stockholders' Equity                            1,472,134      1,069,170
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 2,013,398    $ 1,137,375
                                                              ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F3

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Year Ended
                                                                 December 31,
                                                         --------------------------
                                                             1999           1998
                                                         -----------    -----------
Sales revenues                                           $ 1,110,133    $   405,180

Cost of sales                                                858,723        371,297
                                                         -----------    -----------

Gross profit                                                 251,410         33,883

Research and development                                     203,337         21,279
Payroll expense                                              189,362         28,073
Stock or warrant compensation (Note 8)                       182,539         60,000
Depreciation and amortization                                147,294         47,187
Officers contribution of services for no consideration       120,000             --
General and administrative expenses                          438,688        165,765
                                                         -----------    -----------
                                                           1,281,220        322,304

    Loss from operations                                  (1,029,810)      (288,421)

Other income and expenses
    Interest income                                            8,090         12,699
    Other income                                              13,255         10,000
    Interest expense                                          (6,486)            --
    Gain on sale of Optimart                                 131,829             --
    Gain on investment                                            --         13,572
                                                         -----------    -----------

Income (loss) before taxes                                  (883,122)      (252,150)

Provision for income taxes                                        --             --
                                                         -----------    -----------

Net (loss)                                                  (883,122)      (252,150)

Other comprehensive (loss) (Note 15)                            (953)            --
                                                         -----------    -----------

Comprehensive (loss)                                        (884,075)      (252,150)

Basic (loss) per share                                         (0.15)         (0.11)
                                                         ===========    ===========

Comprehensive (loss) per share                                 (0.15)         (0.11)
                                                         ===========    ===========

Basic average shares outstanding                           6,051,431      2,236,294
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


                                                                                          Capital in
                                       Common Stock               Preferred Stock         Excess of     Treasury
                                    Shares       Amount         Shares       Amount       Par Value       Stock         Deficit
                                   ---------   -----------     ---------   -----------   -----------   -----------    ----------
Balance January 1, 1998
as previously reported                79,639   $        79            --   $        --   $ 1,432,403   $        --    (1,745,195)

Fractional share adjustment
due to reverse stock split               (57)           --            --            --            --            --            --

Shares issued to officers for
debt repayment                       300,000           300            --            --       231,712            --            --

Forgiveness of loan interest
by officers                               --            --            --            --        39,021            --            --

Sales of units                     4,000,000         4,000            --            --       996,000            --            --

Shares issued for acquisition
of Meduck                            700,000           700            --            --       174,300            --            --

Shares issued for acquisition
of Optimart                          500,000           500            --            --       124,500            --            --

Warrants issued for officer's
compensation                              --            --            --            --        60,000            --            --

Rent contributed by officer               --            --            --            --         3,000            --            --

Loss for year ended
December 31, 1998                         --            --            --            --            --            --      (252,150)

                                   ---------   -----------     ---------   -----------   -----------   -----------    ----------
Balance December 31,               5,579,582         5,579             0             0     3,060,936             0    (1,997,345)



                                   Accumulated
                                     Compre-      Unearned
                                     hensive       Compen-
                                      Loss         sation          Total
                                   -----------   -----------    ----------
Balance January 1, 1998
as previously reported             $        --   $        --    $ (312,713)

Fractional share adjustment
due to reverse stock split                  --            --             0

Shares issued to officers for
debt repayment                              --            --       232,012

Forgiveness of loan interest
by officers                                 --            --        39,021

Sales of units                              --            --     1,000,000

Shares issued for acquisition
of Meduck                                   --            --       175,000

Shares issued for acquisition
of Optimart                                 --            --       125,000

Warrants issued for officer's
compensation                                --            --        60,000

Rent contributed by officer                 --            --         3,000

Loss for year ended
December 31, 1998                           --            --      (252,150)

                                   -----------   -----------    ----------
Balance December 31,                         0             0     1,069,170

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F5

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)


                                                                                            Capital in
                                        Common Stock                Preferred Stock         Excess of      Treasury
                                    Shares        Amount          Shares       Amount       Par Value        Stock        Deficit
                                   ---------    -----------      ---------   -----------   -----------    -----------   ----------
Shares received from sale of
Optimart                                  --             --             --            --            --       (262,500)          --

Retirement of Treasury stock        (150,000)          (150)            --            --      (262,350)       262,500           --

Shares issued for acquisition
of TNJ Products                      600,000            600             --            --     1,049,400             --           --

Restricted stock issued to
officers and directors in lieu
of cash compensation                 155,000            155             --            --       271,095             --           --

Shares issued for
compensation                         300,000            300             --            --       524,700             --           --

Shares and warrants
issued for acquisition of
M & W Medical Supplies, L.L.C         50,000             50             --            --       184,950             --           --

Amortization of unearned
compensation                              --             --             --            --            --             --           --

Rent and officers
compensation adjustment                   --             --             --            --       132,000             --           --

Loss for year ended
December 31, 1999                         --             --             --            --            --             --     (883,122)

Comprehensive (Loss)                      --             --             --            --            --             --           --
                                   ---------    -----------      ---------   -----------   -----------    -----------   ----------
Balance December 31, 1999          6,534,582    $     6,534              0   $         0   $ 4,960,731    $         0   (2,880,467)
                                   =========    ===========      =========   ===========   ===========    ===========   ==========


                                   Accumulated
                                     Compre-      Unearned
                                     hensive       Compen-
                                      Loss         sation          Total
                                   -----------   -----------    -----------
Shares received from sale of
Optimart                                   --             --       (262,500)

Retirement of Treasury stock               --             --              0

Shares issued for acquisition
of TNJ Products                            --             --      1,050,000

Restricted stock issued to
officers and directors in lieu
of cash compensation                       --       (218,750)        52,500

Shares issued for
compensation                               --       (525,000)             0

Shares and warrants
issued for acquisition of
M & W Medical Supplies, L.L.C              --             --        185,000

Amortization of unearned
compensation                               --        130,039        130,039

Rent and officers
compensation adjustment                    --             --        132,000

Loss for year ended
December 31, 1999                          --             --       (883,122)

Comprehensive (Loss)                     (953)            --           (953)

                                   ----------    -----------    -----------
Balance December 31, 1999          $     (953)   $  (613,711)   $ 1,472,134
                                   ==========    ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F6

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Year Ended
                                                                December 31,
                                                        --------------------------
                                                            1999           1998
                                                        -----------    -----------
OPERATING ACTIVITIES
   Net income or (loss)                                 $  (883,122)   $  (252,150)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
   Depreciation and amortization                            147,294         47,187
   Rent and officer compensation adjustment                 132,000          3,000
   Gain from sale of Optimart                              (131,829)            --
   Gain from sale of investments                                 --        (13,572)
   Warrants issued for compensation                              --         60,000
  Amortization of unearned compensation                     182,539             --
   Changes in operating assets and liabilities net of
     effects of the purchase of TNJ Products:
   (Increase) decrease in accounts receivable                10,049        (36,295)
   (Increase) decrease in inventory                              --             --
   (Increase) decrease in current assets                     (6,820)            --
   Increase (decrease) in payables                           16,388         21,685
                                                        -----------    -----------
   Net cash (used) by operating activities                 (533,501)      (170,145)

INVESTING ACTIVITIES
   Proceeds from note receivable payment (Note 8)            50,000             --
   Note receivable exchanged for accounts receivable        (60,020)            --
   Purchase of fixed assets                                  (6,730)       (85,091)
   Loans made to officers                                        --        (15,000)
   Repayment of officer loans                                15,000             --
   Acquisition of Optimart - cash portion                        --       (250,000)
   Cash acquired in TNJ Products acquisition                 14,223             --
   Proceeds from sale of investment                              --         46,947
                                                        -----------    -----------
   Net cash provided(used) by investing activities           12,473       (303,144)

FINANCING ACTIVITIES
   Increase in notes payable                                400,000             --
   Payment of bank loan and note                             (9,308)       (57,965)
   Proceeds from sale of stock                                   --      1,000,000
                                                        -----------    -----------
   Net cash provided by financing activities                390,692        942,035
                                                        -----------    -----------
   Increase (decrease) in cash                             (130,336)       468,746
   Cash at beginning of period                              498,176         29,430
                                                        -----------    -----------
   Cash at end of period                                $   367,840    $   498,176
                                                        ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                           $     6,486    $       915
                                                        ===========    ===========
     Income taxes                                       $        --    $        --
                                                        ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F7

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                           For the Year Ended
                                                               December 31,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Non-cash investing and financing activities:

   Issuance of common stock for
      cancellation of indebtedness                     $       --     $  232,012

   Officers forgiveness of loan interest               $       --     $   39,021

   Warrants issued for compensation                    $       --     $   60,000

   Issuance of common stock for
      Meduck acquisition                               $       --     $  175,000

   Issuance of common stock for
      Optimart acquisition, net of cash paid           $       --     $  125,000

   Receipt of common stock and notes for
      Optimart divestiture and accounts receivable     $  478,617     $       --

   Issuance of common stock for TNJ
      Products Acquisition                             $1,050,000     $       --

   Issuance of common stock and warrants for
      M & W Medical acquisition                        $  185,000     $       --

   Issuance of common stock for compensation           $  796,250     $       --


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

                                       F11

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Note 3-  FURNITURE AND EQUIPMENT

              Furniture and equipment consists of the following:

                                                     December 31,  December 31,
                                                        1999           1998
                                                     ----------    ----------

                 Office furniture and equipment      $   74,835    $   60,391
                 Vehicle                                 43,423             -
                 Telephone equipment                     11,366        11,366
                 Computers                               20,992        13,334
                                                     ----------    ----------
                                                        150,616        85,091
                 Less: Accumulated depreciation         (39,661)       (8,267)
                                                     ----------    ----------
                                                     $  110,955    $   76,824
                                                     ==========    ==========

     Note 4-  INCOME TAXES

              The provision (benefit) for income taxes consisted of the following (in thousands):

                                                      Year ended December 31,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
              Current:
                 Federal tax expense                 $     (186)   $      (86)
                 State tax expense                          (54)          (25)
              Deferred:
                 Federal tax expense                        186            86
                 State tax expense                           54            25
                                                     ----------    ----------
                                                     $       --    $       --
                                                     ==========    ==========

              A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                                      Year ended December 31,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------

              Stautory federal income tax                34%           34%
              State income tax-net of
                   federal benefit                        5%            5%
              Valuation allowance                       -39%          -39%
                                                     ----------    ----------
                                                          0%            0%
                                                     ==========    ==========

                                       F12

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Note 4-  INCOME TAXES (continued)

              The components of deferred tax assets and liabilities were as follows (in thousands):

                                                            December 31,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
              Deferred tax assets:
                 Net operating loss carryforward     $      570    $      330
                                                     ----------    ----------
                 Total deferred tax assets                  570           330
                 Valuation allowance                       (570)         (330)
                                                     ----------    ----------
              Net deferred tax assets                $       --    $       --
                                                     ==========    ==========


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

     Note 5-  SHORT TERM BORROWINGS

              During the fourth quarter of 1999 the Company borrowed $150,000 from the President of the Company. The loan is due on demand and bears interest at the rate of one percent (1%) per month. The short term loan payable to the president was repaid during February, 2000.

              Short-term borrowings consisted of the following at December 31, 1999.

              12% Demand note payable to the president of the Company  $ 150,000
                                                                       =========

              At December 31, 1999 the carrying value of short-term borrowings approximated fair values.

                                       F13

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Note 6-  LOANS PAYABLE LONG TERM

              Loans payable long term consists of the following:

                                                               December 31,
                                                                   1999
                                                               ------------
              12% note payable to Argos Associates             $    250,000
              Installment loan                                       38,431
                                                               ------------
                                                                    288,431
              Less current portion                                   (4,336)
                                                               ------------
                                                               $    284,095
                                                               ============

              The note payable to Argos Associates ("Argos") is payable twelve months from the date of the last advance or April 28, 2001. Subsequent to December 31, 1999 Argos advanced the company an additional $250,000, with the final advance on April 28, 2000. The total note payable is $500,000 with 12% interest payable at maturity. The Company has the option to extend the note for two additional twelve month periods. Additionally, Argos has agreed to lend the Company an additional $500,000 when needed on terms to be determined at closing.

              The installment loan payable to a finance company is secured by an automobile and is payable in monthly installments of $622, which include principal and interest through March, 2001, at which time a final balloon payment of $32,943 is due. The interest rate on the loan is 8.5%.

              As of December 31, 1999 the maturities for long term debt are as follows:

                                                      2000     $      4,336
                                                      2001          284,095
                                                               ------------
                                                               $    288,431
                                                               ============

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

                                       F14

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Note 7-  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

                                               December 31, 1999          December 31, 1998
                                           ------------------------   -----------------------
                                             Carrying                   Carrying
                                              Amount      Fair Value     Amount     Fair Value
                                            ----------    ----------   ----------   ----------
              Assets:
                 Cash and cash equivalents  $  367,840    $  367,840   $  498,176   $  498,176
                 Accounts receivable           156,271       156,271       36,295       36,295

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

              MEDUCK TECHNOLOGIES, LTD. AQUISITION

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

              The following unaudited proforma statements present the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1999.

                    PRO FORMA STATEMENT OF OPERATIONS For the
                  Period January 1, 1999 to December 31, 1999

                                                            Historical                  Pro Forma
                                                    -------------------------   ------------------------
                                                    Medsearch        TNJ        Adjustment   Consolidated
                                                    ----------  -------------   ----------   ------------
                                                                January 1, to
                                                                June 30, 1999
                                                                -------------
              Sales                                  1,110,133       146,899                   1,257,032
              Cost of Sales                           (858,723)      (33,533)                   (892,256)
                                                    ----------    ----------    ----------    ----------
              Gross Profit                             251,410       113,366             0       364,776
              Operating Expenses:
              Research and development                 203,337            --                     203,337
              Payroll expense                          189,362        58,597                     247,959
              Stock or warrant compensation            182,539            --                     182,539
              Depreciation and amortization            147,294         1,559        45,498       194,351
              Officers contribution of services
                   for no consideration                120,000            --                     120,000
              General and administrative expenses      438,688        95,946                     534,634
                                                    ----------    ----------    ----------    ----------
                   Total Operating Expenses          1,281,220       156,102        45,498     1,482,820

              Other Income                              13,255            --                      13,255
              Interest Income                            8,090            --                       8,090
              Interest Expense                          (6,486)           --                      (6,486)
              Gain on sale of Optimart                 131,829            --                     131,829
                                                    ----------    ----------    ----------    ----------
                   Total Other Income                  146,688             0             0       146,688

              Net (Loss)                              (883,122)      (42,736)      (45,498)     (971,356)
              # of Common Shares                     6,051,431     6,051,431                   6,051,431
              Net (Loss) per share                       (0.15)        (0.01)                      (0.16)

              For purposes of comparability, the number of common shares issued and outstanding is based on the equivalent common shares issued of Medsearch Technologies, Inc. as of December 31, 1999.

                                       F16

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Note 8-  STOCKHOLDERS' EQUITY (Continued)

              OPTIMART DIVESTITURE

              In June 1999, the Company sold Optimart back to its original investors for $418,597. This amount was paid by returning 150,000 shares of the Company's common stock valued at $1.75 per share or $262,500, and a $216,117 non-interest bearing note, payable in three installments between June 1, 2000 and December 1, 2000. $60,020 of the note was for the accounts receivable outstanding at the date of sale. The note is secured by 100,000 shares of the Company'a stock owned by the buyer. At the request of the Company, during 1999 the original investors prepaid $50,000 of the note receivable.

              The following is a summary of the Optimart purchase and sale which resulted in a gain of $131,829.

                   Purchase of Optimart-License Agreement:  Cash              $   250,000
                                                            Stock                 125,000
                                                                              -----------
                             Total purchase price                                 375,000
                   Less: Amortization of license agreement for period owned       (88,232)
                   Add:  Optimart accounts receivable                              60,020
                                                                              -----------
                        Book value of assets sold                                 346,788
                        Selling price of Optimart plus accounts receivable        478,617
                                                                              -----------
                        Gain on sale                                          $   131,829
                                                                              ===========

              The following represents the sales, cost of sales and gross profit related to Optimart for the periods presented (in thousands):

                                                   Year ended     Year ended
                                                  December 31,   December 31,
                                                      1999            1998
                                                  ------------   ------------

                         Sales                    $        872   $        405
                     Cost of sales                         812            371
                                                  ------------   ------------
                      Gross Profit                $         60   $         34
                                                  ============   ============

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

                                                December 31, 1998
                                                -----------------

                                                     Exercise        Year of
                                       Shares         Price         Expiration
                                     ---------       --------       ----------
                                       441,400         1.00            2000
                                     4,000,000         1.25            2002
                                       381,400         2.00            2001
                                     ---------
                       Total         4,822,800
                                     =========

                                       F18

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Note 8-  STOCKHOLDERS' EQUITY (Continued)

                                                December 31, 1998
                                                -----------------

                                                     Exercise        Year of
                                       Shares         Price         Expiration
                                     ---------       --------       ----------
                                       411,400         1.00            2000
                                     4,080,000         1.25            2002
                                       481,400         2.00            2001
                                       100,000         3.00            2002
                                        30,000         3.00            2003
                                     ---------
                        Total        5,102,800
                                     =========

              The following is a summary of warrant transactions:

                                                               Year ended December 31,
                                                             ---------------------------
                                                               1999              1998
                                                             ---------        ----------
                  Outstanding at beginning of period         4,822,800                --
                  Granted during the period                     80,000           822,800
                  Issued as part of unit sale                       --         4,000,000
                  Warrants cancelled and exchanged             (30,000)       (4,000,000)
                  New warrants issued                          230,000         4,000,000
                  Exercised during the period                       --                --
                                                             ---------        ----------
                  Outstanding and eligible for exercise      5,102,800         4,822,800
                                                             =========        ==========

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

     Note 11- ACCOUNTS RECEIVABLE
                                                      December 31,  December 31,
                                                          1999          1998
                                                     ------------   -----------

              Accounts receivable                    $    518,328   $    36,295
              Allowance for doubtful accounts            (362,057)           --
                                                     ------------   -----------
              Accounts receivable-net                $    156,271   $    36,295
                                                     ============   ===========

              The Company has fully reserved for its Medicare accounts receivable, which are in dispute.

     Note 12- COMMITTMENTS AND CONTINGENCIES

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

                   Year Ending December 31,                     Amount
                   ------------------------                 ------------
                            2000                            $     14,725
                            2001                                   3,725
                            2002                                     254
                                                            ------------
                           Total                            $     18,704
                                                            ============

                                       F20

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Note 13- ACQUISITIONS

              The assets acquired in the acquisitions of M & W, Meduck and Optimart on the dates they were acquired are as follows:

                                                       M & W        Optimart        Meduck
                                                   ------------   ------------   ------------
              License agreement                    $         --   $    375,000   $         --
              Patents                                        --             --        175,000
              Patents and Notice of
                 Allowance for TM                       185,000             --             --
                                                   ------------   ------------   ------------
              Fair value of assets acquired        $    185,000   $    375,000   $    175,000
                                                   ============   ============   ============

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

     Note 14- GOODWILL

              The following summarizes the goodwill transactions for 1999:

                                                                  Accumulated
                                                      Goodwill    Amortization      Total
                                                    -----------   ------------   -----------
              Balance January 1, 1999               $        --   $         --   $         0
                   Acquisition of TNJ products          909,957             --       909,957
                   1999 amortization of goodwill             --        (45,498)      (45,498)
                                                    -----------   ------------   ------------
              Balance December 31, 1999             $   909,957   $    (45,498)  $   864,459
                                                    ===========   ============   ===========

     Note 15- COMPREHENSIVE (LOSS)

              Accumulated other comprehensive (loss) consists of the following:

                                                               December 31,
                                                          --------------------
                                                             1999       1998
                                                          ---------  ---------
              Foreign currency translation adjustment     $    (953) $      --
                                                          =========  =========

              A summary of the component of other comprehensive (loss) for the year ended December 31, 1999 is as follows:

                                                     Before-Tax      Income        After-Tax
                                                       Amount          Tax           Amount
                                                   -------------  -------------  -------------
              Net foreign currency translation     $        (953) $          --  $        (953)
                                                   =============  =============  =============

              Other comprehensive (loss)           $        (953) $          --  $        (953)
                                                   =============  =============  =============

                                       F21

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Note 16- GOING CONCERN MATTERS

              The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1999 and 1998, the Company incurred losses from operations of $1,029,810 and $288,421, respectively and generated negative cash flows from operations of $533,501 and $170,145 respectively.

              The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company will continue as a going concern because it has the ability to extend the repayment of the Argos loans (Note 6) and with the availability of additional loans from Argos the Company will have sufficient cash to operate for the next twelve months. The Company is also actively pursuing additional equity financing through stock sales and when necessary management has lent the Company money for working capital.

                                       F22

                                TNJ PRODUCTS INC.


                                      INDEX

                                                                      PAGE

    INDEPENDENT AUDITORS' REPORT                                        F24

    BALANCE SHEETS                                                      F25

    STATEMENTS OF OPERATIONS                                            F26

    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                       F27

    STATEMENTS OF CASH FLOWS                                            F28

     NOTES TO FINANCIAL STATEMENTS                                   F29-31

                                       F23

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 -
FAX (212) 513-1930


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
TNJ Products, Inc.

We have audited the balance sheets of TNJ Products, Inc. as of June 30, 1999 and January 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 1999 and 1998 and the five months ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TNJ Products, Inc. as of January 31, 1999 and June 30, 1999, and the results of its operations and its cash flows for the periods ended January 31, 1999, 1998 and June 30, 1999 in conformity with generally accepted accounting principles.



Kempisty & Company
Certified Public Accountants PC
New York, New York
March 20, 2000

                                       F24

                                TNJ PRODUCTS INC.
                                 BALANCE SHEETS


                                                      June 30,    January 31,
                                                        1999         1999
                                                     ---------    ---------
                     ASSETS

Current Assets
  Cash and equivalents                               $  14,223    $  20,444
  Accounts receivable-net (Note 3)                     105,265      116,758
  Inventory                                              8,575        8,575
  Prepaid expenses                                         892          892
                                                     ---------    ---------
          Total Current Assets                         128,955      146,669

  Fixed assets-net (Note 4)                                545        2,104

Other assets
  Officer loan receivable                                   --        1,644
                                                     ---------    ---------
          Total Other Assets                                --        1,644
                                                     ---------    ---------
TOTAL ASSETS                                         $ 129,500    $ 150,417
                                                     =========    =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses              $  18,210    $  14,728
                                                     ---------    ---------
          Total Current Liabilities                     18,210       14,728

Commitments and contingencies                               --           --

Stockholders' Equity
  Common stock $.01 par value, 1,000 shares
     authorized, issued and outstanding                     10           10
  Capital in excess of par value                       333,257      333,257
  Retained earnings                                   (221,977)    (197,578)
                                                     ---------    ---------
          Total Stockholders' Equity                   111,290      135,689
                                                     ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 129,500    $ 150,417
                                                     =========    =========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F25

                                TNJ PRODUCTS INC.
                            STATEMENTS OF OPERATIONS


                                      Five months    Year ended    Year ended
                                     ended June 30,  January 31,   January 31,
                                          1999           1999          1998
                                      -----------    -----------   -----------

Sales revenues                        $   143,900    $   366,561   $   415,249

Cost of sales                              32,055        109,004       117,368
                                      -----------    -----------   -----------

Gross profit                              111,845        257,557       297,881

General and administrative expenses       136,244        228,968       315,747
                                      -----------    -----------   -----------

    Loss from operations                  (24,399)        28,589       (17,866)

Other income and expenses
    Interest income                            --             13            --
    Other income                               --          5,981           394
                                      -----------    -----------   -----------

Income (loss) before taxes                (24,399)        34,583       (17,472)

Provision for income taxes                     --             --            --
                                      -----------    -----------   -----------

Net income (loss)                         (24,399)        34,583       (17,472)
                                      ===========    ===========   ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F26

                                TNJ PRODUCTS INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                    Common Stock
                                 ($0.01) Par Value     Capital In
                                 -------------------   Excess Of
                                 Shares     Amount     Par Value    Deficit       Total
                                 -------   ---------   ---------   ---------    ---------
Balance February 1, 1997           1,000   $      10   $ 333,257   $(214,689)   $ 118,578

Net loss for the year ended
January 31, 1998                      --          --          --     (17,472)     (17,472)
                                 -------   ---------   ---------   ---------    ---------

Balance January 31, 1998           1,000          10     333,257    (232,161)     101,106

Net income for the year ended
January 31, 1999                      --          --          --      34,583       34,583
                                 -------   ---------   ---------   ---------    ---------

Balance January 31, 1999           1,000          10     333,257    (197,578)     135,689

Loss for the five months ended
June 30, 1999                         --          --          --     (24,399)     (24,399)
                                 -------   ---------   ---------   ---------    ---------

Balance June 30, 1999              1,000   $      10   $ 333,257   $(221,977)   $ 111,290
                                 =======   =========   =========   =========    =========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F27

                                TNJ PRODUCTS INC.
                            STATEMENTS OF CASH FLOWS

                                                               For the       For the        For the
                                                             five months    year ended     year ended
                                                                ended       January 31,    January 31,
                                                            June 30, 1999      1999           1998
                                                            -------------   -----------    -----------
OPERATING ACTIVITIES
   Net income or (loss)                                      $   (24,399)   $    34,583    $   (17,472)
   Adjustments to reconcile net income or (loss)
      to net cash (used) provided by operating activities:
   Depreciation and amortization                                   1,559          5,159             --
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                     11,493        (61,189)        59,926
   (Increase) decrease in inventory                                   --         (4,900)        (3,675)
   (Increase) decrease in current assets                              --         44,347          4,976
   Increase (decrease) in payables                                 3,482          2,444        (29,934)
                                                             -----------    -----------    -----------
   Net cash (used) provided by operating activities               (7,865)        20,444         13,821

INVESTING ACTIVITIES
   Repayment of officer loans                                      1,644             --             --
   Loan to officer                                                    --             --         (8,633)
   Purchase of fixed assets                                           --             --         (5,188)
                                                             -----------    -----------    -----------
   Net cash provided by investing activities                       1,644              0        (13,821)

   Increase (decrease) in cash                                    (6,221)        20,444              0
   Cash at beginning of period                                    20,444              0              0
                                                             -----------    -----------    -----------
   Cash at end of period                                     $    14,223    $    20,444    $         0
                                                             ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                $        --    $        --    $        --
                                                             ===========    ===========    ===========
     Income taxes                                            $        --    $        --    $        --
                                                             ===========    ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

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

     Note 3-  ACCOUNTS RECEIVABLE

                                                                  June 30,       January 31,
                                                                    1999            1999
                                                               ------------    -------------
                   Accounts receivable                         $    492,082    $     503,575
                   Allowance for doubtful accounts                 (386,817)        (386,817)
                                                               ------------    -------------
                                                               $    105,265    $     116,758
                                                               ============    =============

              The Company has fully reserved for its Medicare accounts receivable, which are in dispute.

     Note 4-  FIXED ASSETS

                                                                  June 30,       January 31,
                                                                    1999            1999
                                                               ------------    -------------
                   Furniture and equipment                     $     12,522    $      12,522
                   Leasehold improvements                             1,450            1,450
                                                               ------------    -------------
                                                                     13,972           13,972
                   Accumulated depreciation                         (13,427)         (11,868)
                                                               ------------    -------------
                                                               $        545    $       2,104
                                                               ============    =============

                                       F30

                                TNJ PRODUCTS INC.

                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1999 AND DECEMBER 31, 1999


     Note 5-  INCOME TAXES

              The provision (benefit) for income taxes consisted of the following:

                                                 Five months       Year ended
                                                    ended         January 31,
                                                June 30, 1999         1999
                                                -------------    -------------
              Current:
                 Federal tax expense            $      (7,600)   $      12,000
                 State tax expense                     (2,000)           3,000
              Deferred:
                 Federal tax expense                    7,600          (12,000)
                 State tax expense                      2,000           (3,000)
                                                -------------    -------------
                                                $          --    $          --
                                                =============    =============

              A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                                 Five months       Year ended
                                                    ended         January 31,
                                                June 30, 1999         1999
                                                -------------    -------------

              Stautory federal income tax               -34%             34%
              State income tax-net of                    -5%              5%
                   federal benefit
              Valuation allowance                        39%            -39%
                                                -------------    -------------
                                                          0%              0%
                                                =============    =============

              The components of deferred tax assets and liabilities were as follows:

                                                             June 30,        January 31,
                                                               1999             1999
                                                          -------------    -------------
              Deferred tax assets:
                   Net operating loss carryforward        $      17,000    $      14,000
                                                          -------------    -------------
                   Total deferred tax assets                     17,000           14,000
                   Valuation allowance                          (17,000)         (14,000)
                                                          -------------    -------------
              Net deferred tax assets                     $          --    $          --
                                                          =============    =============

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

                                       F31

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDSEARCH TECHNOLOIGES, INC.


                                     By: /s/ JACOB MELLER
                                         -------------------------------------
                                         Name:  Jacob Meller
                                         Title: President, Principal Accounting
                                                Officer and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURE                               TITLE                           DATE



/s/ JACOB MELLER             President, Principal Accounting       July 24, 2000
-------------------------    Officer and Director
Jacob Meller



/s/ FRIEDA GOLDSTEIN         Vice President, Treasurer,            July 24, 2000
-------------------------    Secretary and Director
Frieda Goldstein



/s/ DAVID FILER              Director                              July 24, 2000
-------------------------
David Filer