Form 10QSB/A
period 2000-03-31
MEDSEARCH TECHNOLOGIES INC
filed 2000-07-24
CIK 1093759

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-27135

                          MEDSEARCH TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  13-4070962
    -------------------------------          ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                                 40 WALL STREET
                            NEW YORK, NEW YORK 10005
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (212) 943-6000
              -----------------------------------------------------
               (Registrant's telephone number, including area code)


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

                                  FORM 10-QSB/A

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                          PAGE
Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999                      3

             Condensed Consolidated Statements of Operations
                  Three months ended March 31, 2000 and 1999                4

             Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 2000 and 1999                5

             Notes to Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                11



PART II.   OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                     12

Signatures                                                                 13

Schedule 27                                                                14


                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,    December 31,
                                                             2000           1999
                                                         -----------    -----------
                         ASSETS                                  (Unaudited)
Current Assets
  Cash and equivalents                                   $   148,877    $   367,840
  Accounts receivable-net                                    210,561        156,271
  Note receivable                                             22,039         22,039
  Inventory                                                    6,900          8,575
  Other receivable                                            19,916          6,133
  Prepaid expenses                                             1,090          1,090
                                                         -----------    -----------
          Total Current Assets                               409,383        561,948

  Fixed assets-net                                           110,833        110,955
  Note receivable                                            144,078        144,078

Other assets
  Patents-net                                                323,208        331,958
  Goodwill-net                                               856,876        864,459
                                                         -----------    -----------
          Total Other Assets                               1,180,084      1,196,417
                                                         -----------    -----------
TOTAL ASSETS                                             $ 1,844,378    $ 2,013,398
                                                         ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                  $   144,371    $   102,803
  Demand note payable                                             --        150,000
  Current portion of note payable                             37,404          4,366
                                                         -----------    -----------
          Total Current Liabilities                          181,775        257,169

Note's payable                                               350,000        284,095
Commitments and contingencies                                     --             --

Minority interest                                                 --             --

Stockholders' Equity
  Common stock, 50,000,000 shares authorized at $.001
    par value; issued and outstanding 6,534,582 at
    March 31, 2000 and December 31, 1999                       6,534          6,534
  Preferred stock 2,000,000 shares authorized at $.001
    par value; issued and outstanding none
  Capital in excess of par value                           4,969,731      4,960,731
  Deficit                                                 (3,108,675)    (2,880,467)
  Accumulated comprehensive (loss)                            (3,261)          (953)
  Unearned compensation                                     (551,726)      (613,711)
                                                         -----------    -----------
          Total Stockholders' Equity                       1,312,603      1,472,134
                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,844,378    $ 2,013,398
                                                         ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months
                                                          Ended March 31,
                                                  -----------------------------
                                                      2000              1999
                                                  -----------       -----------

Sales revenues                                    $   163,278       $   655,514

Cost of sales                                          45,390           609,873
                                                  -----------       -----------

Gross profit                                          117,888            45,641

Stock compensation                                     70,985                --
Research and development                               51,856            21,317
General and administrative expenses                   222,845           140,617
                                                  -----------       -----------
                                                      345,686           161,934

    Loss from operations                             (227,798)         (116,293)

Other income and expenses
    Interest income                                        77                --
    Other income                                          323                --
    Interest expense                                     (810)               --
                                                  -----------       -----------

Income (loss) before taxes                           (228,208)         (116,293)

Provision for income taxes                                 --                --
                                                  -----------       -----------

Net (loss)                                           (228,208)         (116,293)

Other comprehensive (loss)                             (2,308)            1,429
                                                  -----------       -----------

Comprehensive (loss)                                 (230,516)         (114,864)

Basic (loss) per share                                  (0.04)            (0.05)
                                                  ===========       ===========

Comprehensive (loss) per share                          (0.04)            (0.05)
                                                  ===========       ===========

Basic average shares outstanding                    6,051,431         2,236,294
                                                  ===========       ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
OPERATING ACTIVITIES
   Net income or (loss)                                 $ (228,208)  $ (116,293)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
  Warrant compensation                                       9,000           --
  Depreciation and amortization                             23,158       47,782
  Amortization of unearned compensation                     61,985           --
   Changes in operating assets and liabilities net
     of effects of the purchase of TNJ Products:
   (Increase) decrease in accounts receivable              (54,290)     (10,431)
   (Increase) decrease in inventory                          1,675           --
   (Increase) decrease in current assets                   (13,783)      (2,367)
   Increase (decrease) in payables                          41,568      (45,874)
                                                        ----------   ----------
   Net cash (used) by operating activities                (158,895)    (127,183)

INVESTING ACTIVITIES
   Repayment of officer loan                                    --       15,000
   Purchase of fixed assets                                 (6,303)          --
                                                        ----------   ----------
   Net cash provided(used) by investing activities          (6,303)      15,000

FINANCING ACTIVITIES
   Foreign currency adjustment                              (2,708)          --
   Increase in demand note payable                         100,000           --
   Payment of bank loan and note payable                  (151,057)          --
                                                        ----------   ----------
   Net cash used by financing activities                   (53,765)           0
                                                        ----------   ----------
   Increase (decrease) in cash                            (218,963)    (112,183)
   Cash at beginning of period                             367,840      498,176
                                                        ----------   ----------
   Cash at end of period                                $  148,877   $  385,993
                                                        ==========   ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during period for:
     Interest                                           $      810   $       25
                                                        ==========   ==========
     Income taxes                                       $       --   $       --
                                                        ==========   ==========

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

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of Meduck Technologies, LTD. ("Meduck") as of December 31, 1999 and 1998, Optimart Imports, Inc. ("Optimart"), a 100% owned subsidiary for the period of ownership October, 1998 through its sale in June, 1999, TNJ Products, Inc. acquired in June, 1999 and M&W Medical Supply, LLC acquired in August, 1999. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses losses in excess of the unrelated investors' interest are charged against the Company's interest.

              During June, 1999 the Company converted $237,000 of loans to Meduck for an additional 27% interest, bringing its total ownership percentage to 97%.

              REVENUE

              The Company records revenue when products or services are provided to customers.

              EARNINGS (LOSS) PER COMMON SHARE

              Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period presented. Fully diluted loss per share has not been disclosed as it is anti-dilutive.

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


     Note 3-  SHORT TERM BORROWINGS

              During the fourth quarter of 1999 the Company borrowed $150,000 from the President of the Company. The loan is due on demand and bears interest at the rate of one percent (1%) per month. The short term loan payable to the president was repaid during February, 2000.

              Short-term borrowings consisted of the following:

                                                    March 31,     December 31,
                                                      2000            1999
                                                    ---------     -----------
              12% Demand note payable to the
                president of the Company            $      --     $   150,000
                                                    =========     ===========

              At December 31, 1999 the carrying value of short-term borrowings approximated fair values.

     Note 4-  NOTES PAYABLE LONG TERM

              Notes payable consisted of the following:

                                                    March 31,     December 31,
                                                      2000            1999
                                                    ---------     -----------

              12% note payable to Argos Associates  $ 350,000     $   250,000
              Installment loan                         37,404          38,431
                                                    ---------     -----------
                                                      387,404         288,431
              Less current portion                    (37,404)         (4,336)
                                                    ---------     -----------
                                                    $ 350,000     $   284,095
                                                    =========     ===========

              The note payable to Argos Associates ("Argos") is payable twelve months from the date of the last advance or April 28, 2001. Subsequent to March 31, 2000 Argos advanced the company an additional $150,000, with the final advance on April 28, 2000. The total note payable is $500,000 with 12% interest payable at maturity. The Company has the option to extend the note for two additional twelve month periods. Additionally, Argos has agreed to lend the Company an additional $500,000 when needed on terms to be determined at closing.

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


     Note 5-  STOCKHOLDERS' EQUITY

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

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Note 6-  COMPREHENSIVE INCOME

              Accumulated other comprehensive income consists of the following:

                                                              March 31,   December 31,
                                                                 2000         1999
                                                             ----------   ----------
                Foreign currency translation adjustment      $   (3,261)  $     (953)
                                                             ==========   ==========

              A summary of the components of other comprehensive income for the quarters ended March 31, 2000 and 1999 is as follows:

                                                   Before-Tax     Income     After-Tax
                                                     Amount        Tax        Amount
                                                   ----------   ----------  ----------
                         2000
                 Net foreign currency translation  $   (2,308)  $       --  $   (2,308)
                                                   ----------   ----------  ----------
                 Other comprehensive income        $       --   $       --  $        0
                                                   ==========   ==========  ==========

                         1999
                 Net foreign currency translation  $    1,429   $       --  $    1,429
                                                   ----------   ----------  ----------
                 Other comprehensive income        $       --   $       --  $        0
                                                   ==========   ==========  ==========

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales for the three month period ended March 31, 2000 were $163,278 while sales for the three months ended March 31, 1999 were $655,514. Sales for 2000 represent sales of TNJ Products, Inc. which was acquired on June 30, 1999. TNJ's sales of $163,278 for 2000 increased from sales of $50,908 for the same quarter last year.

Sales for the three months ended March 31, 1999 were $655,514 which reflected the sale of optical products from Optimart Products, Inc. which was sold in June 1999.

Gross profit for the three months ended March 31, 2000 amounted to $117,888 (72% of sales), compared to $45,641 (7% of sales) for the corresponding three months of 1999. This increase in gross margin is principally attributable to higher gross profits on the items sold by TNJ Products.

Research and development costs increased by approximately $31,000 from the first quarter of 2000 from the corresponding three month period of 1999. This trend will continue as the Company continues to develop products to bring to market.

Stock compensation charges of $70,985 was recorded in 2000 related to stock and warrants issued to officers and directors.

As a result of the foregoing, The Company incurred net losses of ($228,208) or ($.04) per share for the three months ended March 31, 2000 compared to net losses of ($116,293) or ($.05) per share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $148,877 principally due to loans in February 2000 and December, 1999. The Company issued its common stock in lieu of cash payments for compensation and consulting fees where possible during 1999. This trend is expected to continue in the second, third and fourth quarters of 2000.

The Company believes that the net proceeds of the Company's loans will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

For the long term the Company plans to extend the maturity of its loans and seek additional equity capital to fund operations.

                           PART II - OTHER INFORMATION

Item 2.  Change in Securities

During the first quarter ended March 31, 2000, the Company issued warrants to purchase 30,000 shares of Common Stock, at $3.00 per share expiring 2003 to Dr. David Filer to become a director of the Company. The warrants were valued at $.30 per share for a total value of $9,000.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Medsearch Technologies, Inc.



Dated:  July  24, 2000                   By: /s/ JACOB MELLER
                                         ----------------------------
                                         Name:   Jacob Meller
                                         Title:  President