Form 10QSB
period 2000-06-30
MEDSEARCH TECHNOLOGIES INC
filed 2000-08-21
CIK 1093759

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

                  For the quarterly period ended June 30, 2000

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

                                 (212) 943-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 6,534,582 shares of common stock, no par value, as of August 1, 2000.

================================================================================

                          MEDSEARCH TECHNOLOGIES, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


PART I.     CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                                                          PAGE
Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
                    June 30, 2000 and December 31, 1999                     3

               Condensed Consolidated Statements of Operations
                    Six months ended June 30, 2000 and 1999                 4

               Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 2000 and 1999                 5

               Notes to Condensed Consolidated Financial Statements         6

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    11


PART II.    OTHER INFORMATION

Signatures                                                                 13

Schedule 27                                                                14

                          MEDSEARCH TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,     December 31,
                                                           2000           1999
                                                       -----------    -----------
                     ASSETS                            (Unaudited)
                     ------
Current Assets
  Cash and equivalents                                 $   132,398    $   367,840
  Accounts receivable-net                                  161,384        156,271
  Note receivable                                           22,039         22,039
  Inventory                                                  6,900          8,575
  Other receivable                                          31,620          6,133
  Prepaid expenses                                           1,090          1,090
  Officer loan receivable                                   13,800             --
                                                       -----------    -----------
          Total Current Assets                             369,231        561,948

  Fixed assets-net                                         106,184        110,955
  Note receivable                                          144,078        144,078

Other assets
  Patents-net                                              314,458        331,958
  Goodwill-net                                             849,293        864,459
                                                       -----------    -----------
          Total Other Assets                             1,163,751      1,196,417
                                                       -----------    -----------
TOTAL ASSETS                                           $ 1,783,244    $ 2,013,398
                                                       ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Liabilities
  Accounts payable and accrued expenses                $   183,149    $   102,803
  Demand note payable                                           --        150,000
  Current portion of note payable                           36,324          4,366
                                                       -----------    -----------
          Total Current Liabilities                        219,473        257,169

Note's payable                                             500,000        284,095
Commitments and contingencies                                   --             --

Minority interest                                               --             --

Stockholders' Equity
  Common stock, 50,000,000 shares authorized at
    $.001 par value; issued and outstanding
    6,534,582 at June 30, 2000 and December 31, 1999         6,534          6,534
  Preferred stock 2,000,000 shares authorized at
    $.001 par value; issued and outstanding none
  Capital in excess of par value                         5,002,731      4,960,731
  Deficit                                               (3,462,809)    (2,880,467)
  Accumulated comprehensive (loss)                          (1,944)          (953)
  Unearned compensation                                   (480,741)      (613,711)
                                                       -----------    -----------
          Total Stockholders' Equity                     1,063,771      1,472,134
                                                       -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,783,244    $ 2,013,398
                                                       ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Three Months           For the Six Months
                                             Ended June 30,                Ended June 30,
                                      --------------------------    --------------------------
                                          2000           1999           2000           1999
                                      -----------    -----------    -----------    -----------
Sales revenues                        $   120,119    $   216,200        283,380    $   871,714

Cost of sales                              46,896        201,821         92,387        811,694
                                      -----------    -----------    -----------    -----------

Gross profit                               73,223         14,379        190,993         60,020

Stock compensation                         70,985         52,500        141,970         52,500
Research and development                   96,305         63,025        147,533         84,342
General and administrative expenses       256,790        205,172        479,063        345,789
                                      -----------    -----------    -----------    -----------
                                          424,080        320,697        768,566        482,631

    Loss from operations                 (350,857)      (306,318)      (577,573)      (422,611)

Other income and expenses
    Interest income                           274             --            274             --
    Other income                           19,875             --         20,198             --
    Interest expense                      (24,508)           (75)       (25,241)           (75)
    Gain on sale of Optimart                   --        131,829             --        131,829
                                      -----------    -----------    -----------    -----------

Income (loss) before taxes               (355,216)      (174,564)      (582,342)      (290,857)

Provision for income taxes                     --             --             --             --
                                      -----------    -----------    -----------    -----------

Net (loss)                               (355,216)      (174,564)      (582,342)      (290,857)

Other comprehensive (loss)                  1,317          2,952           (991)         4,381
                                      -----------    -----------    -----------    -----------

Comprehensive (loss)                     (353,899)      (171,612)      (583,333)      (286,476)

Basic (loss) per share                      (0.05)         (0.03)         (0.09)         (0.05)
                                      ===========    ===========    ===========    ===========

Comprehensive (loss) per share              (0.05)         (0.03)         (0.09)         (0.05)
                                      ===========    ===========    ===========    ===========

Basic average shares outstanding        6,534,582      5,588,044      6,534,582      5,583,836
                                      ===========    ===========    ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         For the Three Months       For the Six Months
                                                             Ended June 30,            Ended June 30,
                                                        ----------------------    ----------------------
                                                           2000         1999         2000         1999
                                                        ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
   Net income or (loss)                                 $(355,216)   $(174,564)   $(582,342)   $(290,857)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
  Currency adjustment                                       1,082           --           --           --
  Stock and warrant compensation                               --       52,500        9,000       52,500
  Rent and compensation adjustment                         33,000       66,000       33,000       66,000
  Depreciation and amortization                            21,148       44,835       44,306       92,617
  Amortization of unearned compensation                    70,985           --      132,970           --
  Gain from sale of Optimart                                   --     (131,829)          --     (131,829)
   Changes in operating assets and liabilities net of
     effects of the purchase of TNJ Products:
   (Increase) decrease in accounts receivable              49,177       46,726       (5,113)      36,295
   (Increase) decrease in inventory                            --           --        1,675           --
   (Increase) decrease in current assets                  (11,704)     (13,823)     (25,487)     (16,190)
   Increase (decrease) in payables                         38,778       65,419       80,346       48,116
                                                        ---------    ---------    ---------    ---------
   Net cash (used) by operating activities               (152,750)     (44,736)    (311,645)    (143,348)

INVESTING ACTIVITIES
   Note receivable exchanged for accounts receivable           --      (60,020)          --      (60,020)
   Cash acquired in TNJ acquisition                            --       14,223           --       14,223
   Loan to officer                                        (13,800)          --      (13,800)
   Repayment of officer loan                             (150,000)          --     (150,000)     (15,000)
   Purchase of fixed assets                                  (566)          --       (6,869)
                                                        ---------    ---------    ---------    ---------
   Net cash provided(used) by investing activities       (164,366)     (45,797)    (170,669)     (60,797)

FINANCING ACTIVITIES
   Foreign currency adjustment                              1,717        2,952         (991)       4,381
   Increase in demand note payable                        150,000           --      250,000           --
   Payment of bank loan                                   148,920           --       (2,137)          --
                                                        ---------    ---------    ---------    ---------
   Net cash used by financing activities                  300,637        2,952      246,872        4,381
                                                        ---------    ---------    ---------    ---------
   Increase (decrease) in cash                            (16,479)     (87,581)    (235,442)    (199,764)
   Cash at beginning of period                            148,877      385,993      367,840      498,176
                                                        ---------    ---------    ---------    ---------
   Cash at end of period                                $ 132,398    $ 298,412      132,398    $ 298,412
                                                        =========    =========    =========    =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during period for:
     Interest                                           $   2,973    $     262        3,707    $     500
                                                        =========    =========    =========    =========
     Income taxes                                       $      --    $      --           --    $      --
                                                        =========    =========    =========    =========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.

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

         The accompanying unaudited financial statements have been prepared by Medsearch in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 2000, its operating results for the three months and six months ended June 30, 2000 and 1999 and cash flows for the three months and the six months ended June 30, 2000 and 1999. The balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

                          MEDSEARCH TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Meduck Technologies, LTD. ("Meduck"), Optimart Imports, Inc. ("Optimart"), a 100% owned subsidiary for the period of ownership October, 1998 through its sale in June, 1999, TNJ Products, Inc. acquired in June, 1999 and M&W Medical Supply, LLC acquired in August, 1999. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.

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

         Short-term borrowings consisted of the following:   June 30,   December 31,
                                                               2000         1999
                                                             --------   ------------
         12% Demand note payable to the president of the
            Company                                          $     --    $ 150,000
                                                             ========    =========

         At December 31, 1999 the carrying value of short-term borrowings approximated fair values.

Note 4-  NOTES PAYABLE LONG TERM

         Notes payable consisted of the following:           June 30,   December 31,
                                                               2000         1999
                                                             --------   ------------
         12% note payable to Argos Associates                $500,000    $ 250,000
            Installment loan                                   36,324       38,431
                                                             --------    ---------
                                                              536,324      288,431
            Less current portion                              (36,324)      (4,336)
                                                             --------    ---------
                                                             $500,000    $ 284,095
                                                             ========    =========

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

                          MEDSEARCH TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6-  COMPREHENSIVE INCOME

         Accumulated other comprehensive income consists of the following:

                                                       June 30,     December 31,
                                                         2000           1999
                                                       --------     ------------
           Foreign currency translation adjustment     $ (1,994)     $    (953)
                                                       ========      =========


         A summary of the components of other comprehensive income for the six months ended June 30, 2000 and 1999 is as follows:

                                              Before-Tax   Income     After-Tax
                                                Amount       Tax       Amount
                                              ---------   ---------   ---------
                      2000
           Net foreign currency translation   $    (991)  $      --   $    (991)
                                              ---------   ---------   ---------
           Other comprehensive income         $    (991)  $      --   $    (991)
                                              =========   =========   =========

                      1999
           Net foreign currency translation   $   4,381   $      --   $   4,381
                                              ---------   ---------   ---------
           Other comprehensive income         $   4,381   $      --   $   4,381
                                              =========   =========   =========

         A summary of the components of other comprehensive income for the quarter ended June 30, 2000 and 1999 is as follows:

                                              Before-Tax   Income     After-Tax
                                                Amount       Tax       Amount
                                              ---------   ---------   ---------
                      2000
           Net foreign currency translation   $   1,717   $      --   $   1,717
                                              ---------   ---------   ---------
           Other comprehensive income         $   1,717   $      --   $   1,717
                                              =========   =========   =========

                      1999
           Net foreign currency translation   $   2,952   $      --   $   2,952
                                              ---------   ---------   ---------
           Other comprehensive income         $   2,952   $      --   $   2,952
                                              =========   =========   =========

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales for the three month period ended June 30, 2000 were $120,119 while sales for the three months ended June 30, 1999 were $216,200. Sales for 2000 represent sales of TNJ Products, Inc. which was acquired on June 30, 1999. TNJ's sales of $120,119 for 2000 increased from sales of $95,991 for the same quarter last year.

Sales for the three months ended June 30, 1999 were $216,200 which reflected the sale of optical products from Optimart Products, Inc. which was sold in June 1999.

Gross profit for the three months ended June 30, 2000 amounted to $73,223 (60% of sales), compared to $14,379 (6% of sales) for the corresponding three months of 1999. This increase in gross margin is principally attributable to higher gross profits on the items sold by TNJ Products.

Research and development costs increased by approximately $33,000 for the second quarter of 2000 from the corresponding three month period of 1999. This trend will continue as the Company continues to develop products to bring to market.

Stock compensation charges of $70,985 was recorded in 2000 related to stock and warrants issued to officers and directors versus $52,500 in 1999.

As a result of the foregoing, The Company incurred net losses of ($355,216) or ($.05) per share for the three months ended June 30, 2000 compared to net losses of ($174,564) or ($.03) per share for the same period in 1999.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1999

Net sales for the six month period ended June 30, 2000 were $283,380 while sales for the six months ended June 30, 1999 were $871,714. Sales for 2000 represent sales of TNJ Products, Inc. which was acquired on June 30, 1999. TNJ's sales of $283,380 for 2000 increased from sales of $146,899 for the same period last year.

Sales for the six months ended June 30, 1999 were $871,714 which reflected the sale of optical products from Optimart Products, Inc. which was sold in June 1999.

Gross profit for the six months ended June 30, 2000 amounted to $190,993 (67% of sales), compared to $60,020 (6% of sales) for the corresponding six months of 1999. This increase in gross margin is principally attributable to higher gross profits on the items sold by TNJ Products.

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (continued)

Research and development costs increased by approximately $63,000 for the first six months of 2000 from the corresponding six month period of 1999. This trend will continue as the Company continues to develop products to bring to market.

Stock compensation charges of $141,970 was recorded in 2000 related to stock and warrants issued to officers and directors versus $52,500 in 1999.

As a result of the foregoing, The Company incurred net losses of ($582,342) or ($.09) per share for the six months ended June 30, 2000 compared to net losses of ($290,857) or ($.05) per share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents of $132,398 principally due to loans in April 2000. The Company issued its common stock in lieu of cash payments for compensation and consulting fees where possible during 1999. This trend is expected to continue in the third and fourth quarters of 2000.

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


                                              Medsearch Technologies, Inc.



Dated:  August 18, 2000                       By: /s/ JACOB MELLER
                                                  -------------------------
                                                  Name:  Jacob Meller
                                                  Title: President