Form 10QSB
period 2000-09-30
MEDSEARCH TECHNOLOGIES INC
filed 2000-11-20
CIK 1093759

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 6,534,582 shares of common stock, no par value, as of September 30, 2000.

================================================================================

                          MEDSEARCH TECHNOLOGIES, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
             September 30, 2000 and December 31, 1999                        3

          Condensed Consolidated Statements of Operations
             Nine months ended September 30, 2000 and 1999                   4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 2000 and 1999                   5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11



PART II.  OTHER INFORMATION

Signatures                                                                  13

Schedule 27                                                                 14

                          MEDSEARCH TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,  December 31,
                                                                 2000           1999
                                                             -----------    -----------
                      ASSETS                                 (Unaudited)
                      ------
Current Assets
  Cash and equivalents                                       $   795,745    $   367,840
  Accounts receivable-net                                        203,268        156,271
  Note receivable                                                 22,039         22,039
  Inventory                                                       11,231          8,575
  Other receivable                                                 3,523          6,133
  Prepaid expenses                                                 1,090          1,090
  Officer loan receivable                                         28,800             --
                                                             -----------    -----------
          Total Current Assets                                 1,065,696        561,948

  Fixed assets-net                                               102,375        110,955
  Note receivable                                                144,078        144,078
  Deferred financing charges                                     138,614             --

Other assets
  Patents-net                                                    305,708        331,958
  Goodwill-net                                                   796,212        864,459
                                                             -----------    -----------
          Total Other Assets                                   1,101,920      1,196,417
                                                             -----------    -----------
TOTAL ASSETS                                                 $ 2,552,683    $ 2,013,398
                                                             ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Liabilities
  Bridge loan payable                                        $   853,698    $        --
  Accounts payable and accrued expenses                          290,455        102,803
  Note payable officer                                                --        150,000
  Current portion of note payable                                 35,224          4,366
                                                             -----------    -----------
          Total Current Liabilities                            1,179,377        257,169

Note's payable                                                   500,000        284,095
Commitments and contingencies                                         --             --

Minority interest                                                     --             --

Stockholders' Equity
  Common stock, 50,000,000 shares authorized at $.001
    par value; issued and outstanding 6,534,582 at
    September 30, 2000 and December 31, 1999                       6,534          6,534
  Preferred stock 2,000,000 shares authorized at $.001 par
    value; issued and outstanding none
  Capital in excess of par value                               5,295,395      4,960,731
  Deficit                                                     (4,012,856)    (2,880,467)
  Accumulated comprehensive (loss)                                (6,012)          (953)
  Unearned compensation                                         (409,755)      (613,711)
                                                             -----------    -----------
          Total Stockholders' Equity                             873,306      1,472,134
                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,552,683    $ 2,013,398
                                                             ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Three Months           For the Nine Months
                                          Ended September 30,           Ended September 30,
                                      --------------------------    --------------------------
                                          2000           1999           2000           1999
                                      -----------    -----------    -----------    -----------
Sales revenues                        $   144,794    $    71,162        421,945    $   942,876

Cost of sales                              37,059         13,785        123,217        825,479
                                      -----------    -----------    -----------    -----------

Gross profit                              107,735         57,377        298,728        117,397

Stock compensation                         70,985         94,979        212,955        114,479
Research and development                   84,601         66,476        234,303        150,689
General and administrative expenses       446,390        281,027        928,804        659,945
                                      -----------    -----------    -----------    -----------
                                          601,976        442,482      1,376,062        925,113

    Loss from operations                 (494,241)      (385,105)    (1,077,334)      (807,716)

Other income and expenses
    Interest income                           166             --            440             --
    Other income                            4,730         13,096         25,216         13,096
    Interest expense                      (60,702)           (50)       (83,833)          (125)
    Gain on sale of Optimart                   --             --             --        131,829
                                      -----------    -----------    -----------    -----------

Income (loss) before taxes               (550,047)      (372,059)    (1,135,511)      (662,916)

Provision for income taxes                     --             --             --             --
                                      -----------    -----------    -----------    -----------

Net (loss)                               (550,047)      (372,059)    (1,135,511)      (662,916)

Other comprehensive income (loss)          (4,068)         7,107         (5,059)        11,488
                                      -----------    -----------    -----------    -----------

Comprehensive (loss)                     (554,115)      (364,952)    (1,140,570)      (651,428)

Basic (loss) per share                      (0.08)         (0.07)         (0.17)         (0.12)
                                      ===========    ===========    ===========    ===========

Comprehensive (loss) per share              (0.08)         (0.07)         (0.17)         (0.12)
                                      ===========    ===========    ===========    ===========

Basic average shares outstanding        6,534,582      5,588,044      6,534,582      5,583,836
                                      ===========    ===========    ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          MEDSEARCH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          For the Three Months           For the Nine Months
                                                           Ended September 30,           Ended September 30,
                                                       --------------------------    --------------------------
                                                           2000           1999           2000           1999
                                                       -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
   Net income or (loss)                                $  (550,047)   $  (372,059)   $(1,135,511)   $  (662,916)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
  Foreign currency adjustment                                   --             --          2,688             --
  Stock and warrant compensation                                --             --          9,000         52,500
  Rent and compensation adjustment                          66,000         33,000         99,000         99,000
  Depreciation and amortization                             66,085         40,413        110,825        133,030
  Amortization of deferred finance charges                  35,674             --         35,674             --
  Amortization of unearned compensation                     70,986         61,979        203,956         61,979
  Gain from sale of Optimart                                    --             --             --       (131,829)
   Changes in operating assets and liabilities net
     of effects of the purchase of TNJ Products:
   (Increase) decrease in accounts receivable              (41,884)        20,443        (46,997)        56,738
   (Increase) decrease in inventory                         (4,331)            --         (2,656)            --
   (Increase) decrease in current assets                    28,097        (22,015)         2,610        (38,205)
   Increase (decrease) in payables                         107,306        (52,943)       187,652         (4,827)
                                                       -----------    -----------    -----------    -----------
   Net cash (used) by operating activities                (222,114)      (291,182)      (533,759)      (434,530)

INVESTING ACTIVITIES
   Note receivable exchanged for accounts receivable            --             --             --        (60,020)
   Cash acquired in TNJ acquisition                             --             --             --         14,223
   Payment of note receivable                                   --         50,000             --         50,000
   Loan to officer                                         (15,000)            --        (28,800)            --
   Repayment of officer loan                                    --             --       (150,000)       (15,000)
   Purchase of fixed assets                                   (445)        (1,144)        (7,314)        (1,144)
                                                       -----------    -----------    -----------    -----------
   Net cash provided(used) by investing activities         (15,445)        48,856       (186,114)       (11,941)

FINANCING ACTIVITIES
   Foreign currency adjustment                              (4,068)         7,107         (5,059)        11,488
   Increase in demand note payable                              --             --        250,000             --
   Bridge loan                                             906,074             --        906,074             --
   Payment of bank loan                                     (1,100)            --         (3,237)            --
                                                       -----------    -----------    -----------    -----------
   Net cash used by financing activities                   900,906          7,107      1,147,778         11,488
                                                       -----------    -----------    -----------    -----------
   Increase (decrease) in cash                             663,347       (235,219)       427,905       (434,983)
   Cash at beginning of period                             132,398        298,412        367,840        498,176
                                                       -----------    -----------    -----------    -----------
   Cash at end of period                               $   795,745    $    63,193        795,745    $    63,193
                                                       ===========    ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during period for:
     Interest                                          $    26,767    $        50         30,474    $       125
                                                       ===========    ===========    ===========    ===========
     Income taxes                                      $        --    $        --             --    $        --
                                                       ===========    ===========    ===========    ===========

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

         The accompanying unaudited financial statements have been prepared by Medsearch in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 2000, its operating results for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the three months and the nine months ended September 30, 2000 and 1999. The balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

         The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

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

         DEFERRED FINANCE CHARGES

         Deferred finance charges include the costs associated with the issuance of the bridge notes and are recognized using the straight-line method over the term of the related debt, and are included in net interest expense.

                          MEDSEARCH TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3-  SHORT TERM BORROWINGS

         Short-term borrowings consisted of the following:   September 30,   December 31,
                                                                 2000            1999
                                                             ------------   ------------
         10% bridge loan payable August 31, 2001             $  1,107,500   $          -
            Less unamortized discount                            (253,802)             -
         12% Demand note payable to the president of
            the Company                                      $         --   $    150,000
                                                             ------------   ------------
                                                             $    853,698   $    150,000
                                                             ============   ============

         On August 31, 2000 the Company sold 11.075 bridge units (the "units") for net proceeds of $906,074. Each unit consists of a $100,000 face value note payable one year from the date of issue with 10% interest or at the fixed closing of any equity or debt financing by the Company in which gross proceeds equal at least $5,000,000, if earlier, and 50,000 five year warrants ("Bridge Warrants") to purchase common stock. Each warrant allows the holder to buy one share of the Company's common stock at a price equal to the offering price of common stock included in a proposed equity offering, and if there is no equity offering prior to one year from the warrant issue date the exercise price is $1.00 subject to certain anti-dilutive provisions.

         During the fourth quarter of 1999 the Company borrowed $150,000 from the President of the Company. The loan is due on demand and bears interest at the rate of one percent (1%) per month. The short term loan payable to the president was repaid during February, 2000.

         At September 30, 2000 and December 31, 1999 the carrying value of short-term borrowings approximated fair values.

Note 4-  NOTES PAYABLE LONG TERM

         Notes payable consisted of the following:  September 30,  December 31,
                                                        2000           1999
                                                    ------------   ------------
         12% note payable to Argos Associates       $    500,000   $    250,000
         Installment loan                                 35,224         38,431
                                                    ------------   ------------
                                                         535,224        288,431
         Less current portion                            (35,224)        (4,336)
                                                    ------------   ------------
                                                    $    500,000   $    284,095
                                                    ============   ============

         The note payable to Argos Associates ("Argos") was originally payable twelve months from the date of the last advance or May 25, 2001. The Company has exercised its option and extended the due date of the note to May 25, 2003. The total note payable is $500,000 with interest at 12% per annum. Additionally, Argos has agreed to lend the Company an additional $500,000 when needed on terms to be determined at closing.

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

         BRIDGE WARRANTS

         As part of the bridge unit sale discussed in Note 3 the selling broker purchased 193,809 Bridge Warrants for $.001 per warrant.

                          MEDSEARCH TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6-  COMPREHENSIVE INCOME

         Accumulated other comprehensive income consists of the following:

                                                  September 30,   December 31,
                                                      2000            1999
                                                  ------------    ------------
          Foreign currency translation            $     (6,012)   $       (953)
          adjustment                              ============    ============


         A summary of the components of other comprehensive income for the nine months ended September 30, 2000 and 1999 is as follows:

                                              Before-Tax        Income        After-Tax
                                                Amount           Tax            Amount
                                             ------------    ------------   ------------
                    2000
          Net foreign currency translation   $     (5,059)   $         --   $     (5,059)
                                             ------------    ------------   ------------
          Other comprehensive income         $     (5,059)   $         --   $     (5,059)
                                             ============    ============   ============

                    1999
          Net foreign currency translation   $     11,488    $         --   $     11,488
                                             ------------    ------------   ------------
          Other comprehensive income         $     11,488    $         --   $     11,488
                                             ============    ============   ============

         A summary of the components of other comprehensive income for the quarter ended September 30, 2000 and 1999 is as follows:

                                              Before-Tax        Income        After-Tax
                                                Amount           Tax            Amount
                                             ------------    ------------   ------------
                    2000
          Net foreign currency translation   $     (4,068)   $         --   $     (4,068)
                                             ------------    ------------   ------------
          Other comprehensive income         $     (4,068)   $         --   $     (4,068)
                                             ============    ============   ============

                    1999
          Net foreign currency translation   $      7,107    $         --   $      7,107
                                             ------------    ------------   ------------
          Other comprehensive income         $      7,107    $         --   $      7,107
                                             ============    ============   ============

Note 7-  SUBSEQUENT EVENT

         On October 20, 2000 the Company sold an additional 2.25 of bridge units for net proceeds of approximately $192,000.

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the three month period ended September 30, 2000 were $144,794 while sales for the three months ended September 30, 1999 were $71,162, an increase of $73,632 or 103%. Sales represent sales of TNJ Products, Inc. which was acquired on June 30, 1999. The increase results from TNJ opening an additional sales office during the quarter.

Gross profit for the three months ended September 30, 2000 amounted to $107,735 (74% of sales), compared to $57,377 (80% of sales) for the corresponding three months of 1999. This decrease in gross margin is principally attributable to increased costs on the items sold by TNJ Products in 2000 versus 1999.

Research and development costs increased by approximately $18,000 for the third quarter of 2000 from the corresponding three month period of 1999. This trend will continue as the Company continues to develop products to bring to market.

Stock compensation charges of $70,985 were recorded in 2000, related to stock and warrants issued to officers and directors, versus $94,979 in 1999.

As a result of the foregoing, The Company incurred net losses of ($550,047) or ($.08) per share for the three months ended September 30, 2000 compared to net losses of ($372,059) or ($.07) per share for the same period in 1999.

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the nine month period ended September 30, 2000 were $421,945 while sales for the nine months ended September 30, 1999 were $942,876. Sales for 2000 represent sales of TNJ Products, Inc. which was acquired on June 30, 1999. TNJ's sales of $421,945 for 2000 increased from sales of $218,061 for the same period last year. This increase results from TNJ opening an additional sales office during the third quarter.

Sales for the nine months ended September 30, 1999 were $942,876 which included $871,714 of sales of optical products from Optimart Products, Inc. which was sold in June 1999.

Gross profit for the nine months ended September 30, 2000 amounted to $298,728 (71% of sales), compared to $117,397 (12% of sales) for the corresponding nine months of 1999. This increase in gross margin is principally attributable to higher gross profits on the items sold by TNJ Products.

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (continued)

Research and development costs increased by approximately $84,000 for the first nine months of 2000 from the corresponding nine month period of 1999. This trend will continue as the Company continues to develop products to bring to market.

Stock compensation charges of $212,955 were recorded in 2000 related to stock and warrants issued to officers and directors versus $114,479 in 1999.

As a result of the foregoing, The Company incurred net losses of ($1,135,511) or ($.17) per share for the nine months ended September 30, 2000 compared to net losses of ($662,916) or ($.12) per share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $795,745 principally due to the bridge unit financing on August 29, 2000. The Company issued its common stock in lieu of cash payments for compensation and consulting fees where possible during 1999. This trend is expected to continue in the fourth quarter of 2000.

The Company believes that the net proceeds of the Company's loans will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

For the long term the Company has extended the maturity of its loans and is seeking additional equity capital to fund operations.

                                   Signatures


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Medsearch Technologies, Inc.


Dated:  November 15, 2000                 By: /s/ JACOB MELLER
                                          -----------------------------
                                          Name:  Jacob Meller
                                          Title: President