Form 10KSB
period 2000-12-31
MEDSEARCH TECHNOLOGIES INC
filed 2001-04-16
CIK 1093759

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
                          ----------------

                           COMMISSION FILE NO. 0-27135

                          MEDSEARCH TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                      13-4070962
  ----------------------------              ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

    40 Wall Street New York, New York                      10005
 ----------------------------------------                ----------
 (Address of Principal Executive Offices)                (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 943-6000

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE.

SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the Issuer: (1) filed all reports required to be filed by Sections 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for its most recent fiscal year were $590,162.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the closing price of such stock as of March 31, 2001, was approximately $3,028,940.

         Number of shares outstanding of the Issuer's common stock, as of March 31, 2001 was 6,629,582.

         Documents Incorporated by Reference:  None

                                     PART I
ITEM 1.  BUSINESS.

FORWARD LOOKING STATEMENTS

         Certain information contained in this Form 10-KSB constitutes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Factors set forth that appear with the forward-looking statements could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Form 10-KSB. Such potential risks and uncertainties include, but are not limited to, the risk factors contained in the Form 10-KSB including those relating to the Company's history of losses and early stage of development. See "Risk Factors" below. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL AND HISTORICAL INFORMATION

         Medsearch Technologies, Inc. ("Medsearch" or the "Company"), a medical device research and development, distribution and marketing company, is in its early stage of development and has a history of losses. The Company incurred net losses of approximately $883,000 and $2,003,000 for the years ended December 31, 1999 and 2000, respectively. The Company has generated limited revenues to date and requires additional financing to increase its research and development activities and to develop new products. See "Risk Factors" below. MedSearch has three operating subsidiaries: Meduck Technologies, Ltd., TNJ Products, Inc., and M&W Medical Supply LLC. M&W and TNJ are wholly owned by the Company; Meduck is 97% owned by the Company.

         Medsearch specializes in the research and development of remote and wireless diagnostic, non-invasive medical devices that utilize sophisticated sensors and patented algorithms. The Company has developed highly specialized technologies, including unique disposable sensors, online analysis display and wireless data transfer devices for home-care use.

         The Company intends to apply this versatile data collection and transfer platform to home-care applications and portable emergency units. In addition to its platform technology, the Company's current patented and/or patent-pending products include (1) the `Symdex 1500,' a monitor which measures the adequacy of anesthesia via sophisticated sensors and patented algorithms that measure minute changes in the level of activity in the autonomic nervous system through disposable sensors connected to the finger, (2) the `NPTR test,' a diagnostic product utilized to assess male erectile dysfunction via a patented sensor transmitting wireless to a Personal Data Assistant ("PDAs"), and (3) the SCOPESHIELD(TM), a disposable, hygienic stethoscope cover which shields stethoscopes from hazardous microorganisms. The Company is in the process of developing a `Sleep Monitor' that measures the activity of the sympathetic nervous system during sleep for high risk cardiac patients and patients with sleep disorders. The Sleep Monitor will use the algorithms that were patented in the Symdex 1500 patent. Other home care applications under development include PDA monitors for patients with congestive heart failure, patients with arrhythmia or implanted pacemakers, and patients with asthma.

         The Company was incorporated in 1986, under the laws of the State of Nevada, under the name Best Resources, Inc. (later changed to Diversified Concepts, Inc.), to engage in investments and business development operations related to the sale of lobster imported from Ecuador. Due to lack of sales, the Company ceased selling lobster and began searching for a new business.

         In June 1998, the Company effected a 1-for-100 reverse stock split, resulting in a post-split capitalization of approximately 379,600 shares of outstanding Common Stock. In June 1998, Jacob Meller, the Company's President, purchased 214,600 shares of Common Stock from certain principal stockholders (the former directors) of the Company. As a result of such transaction, Mr. Meller owned approximately 57% of the outstanding stock, the three principal shareholders owned approximately 35% (131,400 shares) and the public shareholders owned the remaining 8% (33,600 shares). Simultaneously with this transaction, a new board of directors was appointed, consisting of Mr. Meller and the former secretary of the Company.

         The Company (Diversified) changed its name to Medsearch, Inc. in September 1998, to reflect its new direction as a medical device research and development, distribution and marketing company. Medsearch Technologies, Inc. was incorporated on April 12, 1999, pursuant to the laws of the State of Delaware, as the successor to Medsearch, Inc. It was organized to effectuate the reincorporation of Medsearch, Inc. with and into Medsearch Technologies, Inc. on August 11, 1999. The Company maintains its executive offices at 40 Wall Street, New York, NY 10005, and its telephone number is (212) 943-6000.

         In October 1998, Medsearch acquired 70% of the outstanding stock of Meduck Technologies, Ltd., in consideration for the issuance of 700,000 shares of Common Stock valued at $175,000. Based in Israel, Meduck is a medical device research and development company specializing in unique, non-invasive, high quality products. To date, Meduck has developed products in the field of anesthesia and urology. Meduck is also developing products in the fields of neurology and sleep medicine. In June 1999, Meduck issued an additional 27% of its shares to Medsearch (by converting $237,000 of loans to Meduck for such stock), bringing Medsearch's interest in Meduck to 97%.

         In October 1998, the Company acquired 100% of the outstanding stock of Optimart Imports, Inc. ("Optimart") in consideration for the issuance of 500,000 shares of Common Stock, valued at $125,000, plus $250,000 cash, for a total of $375,000. Optimart is a company that had distribution rights to sell optical products. There were no other assets or operations acquired in the transaction.

         In June 1999, the Company sold Optimart to its original owners for the return of 150,000 shares of Common Stock (to the treasury) plus $216,117 (which was to be paid in installments between June 1, 2000 and December 1, 2000). As of December 31, 2000, approximately $166,000 was still outstanding. Although Optimart generated profits, the Company based this decision on its desire to focus solely on medical devices.

         In June 1999, the Company acquired 100% of the outstanding stock of TNJ Products, Inc. ("TNJ") in consideration for the issuance of 600,000 shares of Common Stock, valued at $1,050,000. TNJ is a Chicago-based medical product distribution company with nationwide sales representatives. TNJ offers rehabilitative breast cancer services and sells breast cancer related products on the premises of the University to Chicago Hospital and in central Chicago area. TNJ is licensed to distribute the Israeli developed and manufactured "Lympha-Press" product.

         In August 1999, the Company acquired 100% of the outstanding stock of M&W Medical Supply, LLC ("M&W"), in consideration for the issuance of 50,000 shares of Common Stock, 100,000 Common Stock purchase warrants with an exercise price of $2.00 per share, and 100,000 Common Stock purchase warrants with an exercise price of $3.00 per share, for a total value of $185,000. M&W holds patents and trademarks on an existing product called the "SCOPESHIELD(TM)", a unique disposable stethoscope cover which shields stethoscope from hazardous microorganisms. In January 2001, the Company reduced the exercise price of the warrants to $1.00 and $1.50, respectively, and extended the expiration date of such warrants to March 31, 2004.

         From August 2000 to October 2000, the Company engaged in a private placement ("Bridge Offering") pursuant to which it offered up to 15 units ("Bridge Units"), each consisting of $100,000 principal amount 10% promissory notes ("Bridge Note") and 50,000 Class A redeemable common stock purchase warrants ("Bridge Warrants"). The Company received $1,098,413 net proceeds after offering commissions and expenses on the sale of 13.325 Bridge Units. Principal and interest on the Bridge Notes are due and payable between August 2001 and October 2001. The Bridge Warrants are exerciserable for a five year period, at an exercise price equal to the offering price of the common stock in any equity financing consummated by the Company generating gross proceeds equal to or greater than $5,000,000, provided, however, that if no such equity financing shall have occurred on or prior to the first anniversary of the first closing date of the Bridge Offering, the exercise price of the Bridge Warrants shall be $1.00 per share.

PRODUCTS

         PRODUCTS IN DEVELOPMENT

         All of the following products are currently in development and have not yet been marketed by the Company.

VERSATILE MONITORING PLATFORM FOR HOME-CARE AND PORTABLE APPLICATIONS

         The cost of hospitalization has become a major burden on insurance companies. Patients that are limited in their mobility are often hospitalized for several days for monitoring, simply because they cannot be transferred back and forth each day from their home to the hospital. Other patients, such as asthma patients, suffer from a limited allowance of appointments with their doctor imposed by insurance companies. This has created a situation in which patients that require monitoring are being denied because the cost of transferring them to the hospital, hospitalization costs, and doctors fees are too high. Home-monitoring was proposed over fifteen years ago, yet until now few home-care devices have been developed and the cost of hospital care has increased.

         Emergency healthcare systems and home care systems require a versatile, small and portable platform to acquire patient data and transfer it to a centralized data bank. Data collection, management and transfer are key components in medical decision-making. Whether the patient is at home or in the hospital, patient data must be available to the doctor at all times.

         The Company has created a portable and efficient platform that can collect the data from the patient, transfer it over the internet, either by wire or wireless, and be at the reach of the doctor. This platform is compatible with Personal Data Assistants (PDA's), such as 3Com's Palm Pilot. Presently, the Company is developing a line of medical and consumer devices that will be connected to PDA organizers. Each brand of PDA has its own connecter. The Company has developed connections containing both hardware and software for several diagnostic applications which are in varying stages of research and development. The Company has working prototypes for the following applications:
EKG; non invasive blood pressure (NIBP); body weight; and SO2 (Saturated O2 pulse Oxymeter). The Company is in the process of developing applications for erectile disfunction, asthma and respiration.

         The Company believes that its portable, wireless, monitoring PDA(R) platform is versatile and can be adapted to multiple applications in three major categories: monitoring of patients in their homes; medical tests that need to be performed at home; and emergency systems.

         Today, the market for PDAs is dominated by Palm (R). The Palm is a 16MHz computer equipped with a standard serial RS232 interface. We have developed a method to convert this device into a patient monitor using special electronic circuits and software. It can now measure physiological data from patients using multiple disposable sensors, display real-time data and transfer the data to a secured computer using wireless or wired communication links. Using similar links, the doctor can receive data from the computer in a matter of seconds and have the data displayed on a PDA. Moreover, the new version of the Palm(R) organizer, the Palm VII, has wireless capabilities similar to a cellular phone.

         The Company is in the process of developing a PDA application called the Edan, which it intends to use to analyze the origin of erectile dysfunction in men. This application is based on innovative disposable sensors and data logging technology. The Edan is designed to monitor both penile tumescence and rigidity over a 12 hour period. The Company believes this new electronic erectile dysfunction analyzer will be superior to any existing technology in the field, due to its minimal interference with the normal sleep of the subject and its passive sensors that can measure the two required parameters accurately. The Company believes the cost of the new device will be significantly lower than presently used devices including its main competitor, the Regiscan, owned by Timm Medical Corp.

         THE SYMDEX 1500

         The Symdex 1500 is an operating room monitor developed in 1998 by Meduck, which measures the depth of anesthesia via the sympathetic nervous system. Sympathetic activity is displayed on a screen to alert the anesthesiologist as to how deeply the patient is asleep during anesthesia. The Company is currently conducting independent clinical trials and expects upon conclusion to apply for FDA approval; however, there is no assurance FDA approval will be granted.

         Research in the past 15 years has shown that although the patient may seem deeply asleep during surgery, this may not be the case. Due to the muscle relaxants administered at the beginning of the anesthetic process, the patient may be awake and aware, but physically paralyzed and incapable of moving to alert the anesthesiologist that he is awake. If the patient is not deeply asleep, he may accumulate memories which can trigger severe sleep disorders, emotional stress and mental disorders.

         Existing monitors measure brain waves (EEG) and muscle movements. These measurements are, in management's opinion, frequently inaccurate because EEG requires the absence of confounding influences that are impossible to eliminate during surgery. Because of the unreliability of existing monitors, anesthesiologists sometimes administer extra medication. Over-administration of anesthesia can prolong patient recovery rates and lengthen hospital stays. The `Symdex 1500' utilizes photoplethysmograph and temperature to measure sympathetic activity. This measurement of sympathetic activity provides the physician with a more accurate measurement of patient awareness.

         Medsearch's depth of anesthesia device incorporates advanced techniques of evaluation. The anesthesia monitor utilizes the measurement and analysis of peripheral sympathetic activity. Sensors composed of existing temperature and photoplethysmograph components measure temperature, blood flow, heart rate and various other parameters. These parameters are analyzed in real time by unique algorithms and filters which determine sympathetic activity. The information is then transmitted via small, disposable sensors that are attached to a finger on each of the patient's hands or to the patient's earlobes. The information can be correlated with other signals, such as EEG, ECG and others. The analyzed information is displayed on a monitor screen.

         The Symdex 1500 has 2 components - the Add-On Monitor and the Multi-Parameter Monitor. The Add-On Monitor incorporates software into a compact unit intended as an add-on to existing monitors in the operating room. The Multi-Parameter Monitor is a complete system that includes a large monitor for viewing parameter correlations between the various data types and the ability to record the data for future viewing and analysis.

         The Company has received a US approved patent for this product. Medsearch is in the process of completing the application for FDA approval for this product but cannot guarantee that such approval will be granted. See "Government Regulation" below.

         THE NPTR (NOCTURNAL PENILE TUMESCENCE AND RIGIDITY) TEST

         The NPTR (Nocturnal Penile Tumescence and Rigidity) Test is an easy-to-use impotence diagnostic tool with disposable attachments, designed by Meduck.

         As a result of the increased attention being paid to the issue of impotence, a wide variety of new, effective treatments are now available for psychologically and physiologically derived erectile dysfunction. Since the National Institutes of Health (NIH) Consensus Conference on Impotence in 1992 addressed the inadequate level of public and professional understanding of erectile dysfunction (ED), major changes have taken place in the urology field with respect to impotence. One of the most significant and popular advances in the cure for impotence was the 1995 FDA approval of the use of prostaglandin E1 penile injections for the treatment of impotence. More recently, in 1998, the Viagra oral pill became the fastest selling drug in U.S. history.

         When the etiology of erectile failure is unclear, the NPTR test is utilized to differentiate between organic (physiological) impotence and psychogenic (psychological) impotence. The test is based on the premise that men with psychogenic impotence have normal erections during sleep, whereas men with organic impotence have impaired erections during sleep. Another equally important factor measured by the NPTR test is penile rigidity. While tumescence indicates only penile circumference, rigidity is an equally important parameter, indicating the patients ability to sustain an erection for a given period of time.

         In order for an NPTR test to be accurate the patient must be deeply asleep, in a state known as REM. If the patient is not deeply asleep, the results of the test can be inaccurate and misleading. The sensors are easy to attach, comfortable, disposable, accurate and inexpensive. Unlike other products which require three consecutive nights of testing to gain results, the NPTR test requires only one night of usage. Additionally, the NPTR test measures both tumescence and rigidity, recognizing that both factors are important in the determination of erectile dysfunction.

         The Company has received a United States patent for this product, but has yet to commence marketing this product. The Company is currently conducting clinical trials for the NPTR device at the Rabin Medical Center in Israel.

         THE SLEEP MONITOR

         The Sleep Monitor is a product currently being developed by Meduck, will utilize the same underlying technology as the Symdex 1500 and is intended for the diagnosis and monitoring of sleep disorders, including parameters such as EEG and heart rate. This monitor will have a basic clinical unit which will provide a wide range of analysis as well as basic real-time viewing of the information. The sleep monitor will have five compact home units which can record many hours of data, and will be simple to use at home. The Company expects that the patient will easily be able to attach the sensors to his or her fingers and record a full nights sleep in the comfort of his or her own home. Recorded data can later be analyzed in the clinic.

         In order to diagnose a patient with existing monitors, patients are often required to spend at least one night, usually more, in a clinic or hospital. Sensors of various types are attached to the patient's head and body by a specially trained nurse or physician. Since hospitals and clinics are not comfortable sleep environments, test results are frequently inaccurate. Sleep testing is an uncomfortable procedure, necessary not only for initial diagnosis but also for verification of the selected treatment effectiveness.

         Sleep medicine has been recognized by the American Medical Association as a medical specialty. Diagnosed sleep disorders include Narcolepsy (an irresistible need to sleep), Nocturnal Myoclanus (a condition associated with involuntary leg jerks during sleep), Insomnia (inability to gain sufficient sleep), Sleep Apnea (a breathing disorder characterized by brief interruptions of breathing during sleep) and sleep walking.

         The response of the sympathetic nervous system is essential for the accurate monitoring of a wide range of sleep conditions. The Sleep Monitor is the only device which can monitor not only EEG and heart rate, but sympathetic activity as well.

         THE SCOPESHIELD(TM)

         The SCOPESHIELD(TM), a product owned by M&W, is a stick on, disposable stethoscope shield which covers the portion of the stethoscope that comes into contact with the body.

         Although stethoscopes frequently come into direct contact with patients, disinfection of stethoscopes between usage is not an established practice. According to the American Medical Association, stethoscopes are often contaminated with staphylococci and are vectors of infection transmission.

         With the increased prevalence of communicable, drug-resistant illnesses such as HIV and tuberculosis, sound medical practice dictates an awareness of transmitting agents and attention to methods that thwart their spread. The "SCOPESHIELD(TM)" protects stethoscopes from hazardous microorganisms and does not impede with acoustics sensitivity.

         The SCOPESHIELD(TM) is available in a unique dispenser which is designed for desk and wall use. The SCOPESHIELD(TM) stickers glide on easily and are disposable. Both the SCOPESHIELD(TM) dispensers and the SCOPESHIELD(TM) stickers can be printed with the names and logos of pharmaceutical companies and used for promotion and marketing.

         DISTRIBUTED PRODUCTS

         The following products are not owned by Medsearch but are distributed by Medsearch (through its wholly-owned subsidiary, TNJ) on a non-exclusive, non-contractual basis.

         THE LYMPHA PRESS is a compression sleeve designed to reduce swelling of the limbs caused by Lymphedema. Lymphedema is a chronic and progressive condition, effecting roughly 1% of the U.S. population. The Lympha Press reduces inflammation of body parts and the aesthetic appearance of deformity. Lymphedema can be brought kept under control only by consistently keeping the effected body free from swelling. The Company currently markets this product to women who have undergone mastectomy and lymph node removal. The compression sleeve surrounds the affected limb and applies pressure from the distal area of the sleeve and progresses until the entire sleeve is sequentially inflated. When the entire sleeve is filled with air, all the cells automatically empty themselves and the cycle begins again.

         In addition to its use for patients with Lymphedema, the Lympha Press is used as a therapeutic treatment for acute inflammation, joint effusions, and chronic overuse injuries. The Lympha-Press is used by the Chicago Bears and the Chicago Bulls, among others.

         POST MASTECTOMY PRODUCTS include non-weighted breast forms, silicone prosthesis, and customized mastectomy bras. These products are sold by independent sales representatives throughout the United States.

         For the fiscal year ended December 31, 2000, sales from these distributed products resulted in revenues of $590,162.

COMPETITION

         MONITORING PLATFORM: The market for healthcare information services is intensely competitive, rapidly evolving and subject to rapid technological change. Numerous companies can be expected to compete with MedSearch within certain segments of the healthcare information technology market. Furthermore, major software information systems companies and others, including those specializing in the healthcare industry that are not presently offering applications that compete with those offered by the Company, may enter the Company's markets.

         SYMDEX 1500: The Company is not aware of any competitive devices for the Symdex 1500 monitor. To date, anesthesiologists measure the depth of anesthesia utilizing a few devices- none of which measure sympathetic activity.

Though there is constant research in this area, most efforts to develop a depth of anesthesia monitor have failed. These efforts include the monitoring of EEG, cortical auditory evoked potentials, lower esophageal sphincter tone, skin conductance and surface electromyography. To management's knowledge, devices currently on the market are based on different measurements including EEG, heart rate, blood pressure and temperature, none of which, in management's belief, are as reliable as the measurement of sympathetic activity.

         NPTR TEST: There are five devices marketed as impotence testing devices. These are (1) NTP stamp test (2) Strain-Gauge (3)Snap-Gauge
(4)Tumisensors (5)Rigiscan. The limitations of these tests include the fact that diagnosis fails to indicate frequency and duration of any erections that take place during sleep; diagnosis indicates either penile rigidity or circumference but not both; when penile rigidity is diagnosed, the figure shown indicates rigidity as compared with the average male as opposed to keeping the number subjective to the individual being tested.

         Unlike other products which require three consecutive nights of testing in order to produce results, the MedSearch NPTR monitor requires only one night of usage. Additionally, the NPTR monitor utilizes sensors which are disposable, easy to put on, and comfortable to wear so as not to disrupt the ordinary sleeping patterns of the patient. The NPTR monitor measures both circumference and rigidity and is relatively inexpensive because there is no need for costly mechanical components.

         SLEEP MONITOR: The simplicity of the sensor attachments and the compact size and mobility of the Sleep Monitor home unit enables the patient to be monitored at home. It is the home care environment which holds the most potential for this monitor. To management's knowledge, none of the existing monitors or software systems are direct competitors of the Sleep Monitor since their sensors are too complex for use in the home-care environment.

         SCOPESHIELD(TM) The Company's Scopeshield(TM) will compete with disposable stethoscopes used by many doctors and hospitals.

GOVERNMENT REGULATIONS

         The Company will require marketing permission from the FDA to market the Symdex 1500, NPTR test and Sleep Monitor. The Federal Food, Drug and Cosmetic Act (the "FDA Act") requires the Company to file a pre-marketing notice of intent to market with the FDA of all medical devices. The notice seeks the FDA's permission to market the product. Devices manufactured and marketed before 1976, and any devices substantially equivalent to any such device, may not require FDA permission. Devices developed after 1976, or devices that differ substantially from a legally marketed predicate device, must receive the FDA's permission before marketing to the public may begin. These device are also subject to reviews by the FDA after the pre-market review process, with devices that are potentially life-threatening being subject to more stringent standards.

         The Symdex 1500, NPTR test and Sleep Monitor are subject to FDA regulations regarding the introduction of medical devices into commerce within the United States market. The research, development, testing, production, and marketing of new medical products such as the Symdex 1500 and NPTR Test are subject to extensive governmental regulation in the United States. Noncompliance with these regulations may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical studies or commercial distribution of the device, civil penalties or fines, and criminal prosecution.

         Pursuant to the FDA Act, a medical device will be classified as either a Class I, Class II or Class III device. Class I devices are subject to general controls, including requirements, and "Good Manufacturing Practices" (as such term is defined in the FDA Act). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, post market surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must meet the most stringent regulatory requirements and must be approved before they can be marketed. Such pre-market approval can involve extensive pre-clinical testing to prove safety and effectiveness of the devices.

         All medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing to secure either a 510(k) premarket clearance or an approved Premarket Approval Application ("PMA"). A product qualifies for a 510(k) premarket notification clearance if it is substantially equivalent in terms of safety, effectiveness, and intended use to another legally marketed medical device. If a product is not substantially equivalent to such a device, the FDA must first approve a PMA application before it can be marketed. An approved PMA application indicates that the FDA has determined the device has been proven, through submission of clinical data and supporting information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and requires the submission of significant quantities of clinical data and supporting information, while the process of obtaining a 510(k) clearance typically takes less than one year and involves the submission of less clinical data and supporting information.

         An entity must file with the FDA even if the device is simply a "new device" to the particular entity, and is otherwise a well known device in the marketplace. Since the Symdex 1500, NPTR Test and Sleep Monitor, if they achieve commercial viability, will be introduced into commerce within the United States for the first time by the Company, each will be considered a "new device" under FDA regulations and will require appropriate filings with the FDA. The FDA has already classified and approved other depth of anesthesia devices and impotence diagnostic tools, that the Company believes are substantially equivalent to the Symdex 1500, NPTR test and Sleep Monitor as Class II medical devices. The Company expects that a 510(k) premarket notification clearance will be required and has begun assembling the information needed to complete all necessary filings, including the possible identification of the legally marketed device that might be equivalent to the Symdex 1500, NPTR test and Sleep Monitor. There can be no assurance that any of the Company's products will be approved for sale by the FDA.

         In order for the Company to utilize the Symdex 1500, NPTR test and Sleep Monitor in clinical studies prior to FDA clearance for market entry, the Company must obtain an Investigational Device Exemption ("IDE") from the FDA regulations. The IDE permits entities to conduct clinical studies on a medical device that has not received FDA permission for introduction into commerce. By definition, investigational devices, for the purpose of an IDA, are broken into two groups, those that pose a significant risk to patients and those that pose a nonsignificant risk to patients. Those that pose a significant risk to patients must obtain an approval from the FDA to conduct pre-market clinical studies. This process may require the filing of significant quantities of pre-study data and clinical study plans. Those devices that pose a nonsignificant risk to patients must still have a clinical study plan approved, but the oversight body can be an FDA recognized Institutional Review Board ("IRB") that acts as the FDA's representative for the purpose of approval and oversight of clinical studies.

         The Company believes that under the parameters set forth in the FDA Act, the Symdex 1500 and NPTR test, and Sleep Monitor, since they are non-invasive devices, pose non-significant risks to patients. This would enable the Company to conduct any necessary studies more quickly and at significantly reduced costs.

         The Company intends to utilize an IRB and is developing a formal clinical study plan. Upon agreement from an institution, the Company will submit its clinical study plan and information on the Symdex 1500 and NPTR Test and, which institution will then decide whether the device poses a nonsignificant risk and whether it approves the study plan. If the Company receives approval from the IRB, the Company intends to conduct clinical studies at a hospital or medical center of its choice. The Company does not expect to incur significant expenses in connection with the conducting of those studies. The Company, however, cannot place a definitive time frame on when an IRB will be selected or when the clinical plan will be presented, nor can the Company assure that the clinical studies will be approved.

         The FDA has established manufacturing (and sterilization) standards for medical device manufacturers, known as "Good Manufacturing Practices". These standards require any manufacturing facility to be registered annually and submit to regular inspections. Therefore, if the Company begins manufacturing any devices, the manufacturing facility would have to comply with these regulations. The Company does not intend to directly manufacture any medical devices. Rather, the Company intends to out source any manufacturing operations required in the future.

RESEARCH AND DEVELOPMENT

         The company currently conducts all research and development for its product line in Israel. Estimated annual expenditures with respect to research and development is $400,000. Currently all research and development takes place at Meduck's offices in Netanya, Israel.

SALES AND MARKETING

         MedSearch is looking to distribute its products via its wholly owned subsidiary, TNJ Products, Inc., and is also considering the formation of strategic partnerships for the marketing of each product. The Company is also considering direct marketing either through its subsidiaries or through an independent sales team.

         The ScopeShieldTM is currently being sold as a promotional item to pharmaceutical companies in Europe through an exclusive arrangement with a distributor in Europe.

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

         Medsearch holds or has applied for the following patents: U.S. Patent No. 6,117,075 entitled "Depth of anesthesia monitor" issued on September 12, 2000; U.S. Patent No. 6,162,188 entitled "Penile tumescence and rigidity monitoring" issued on December 19, 2000; PCT Application (No. PCT/US99/20633) entitled "Depth of anesthesia monitor" which was filed on September 10, 1999; and a PCT Application (No. PCT/US00/20831) entitled "Penile tumescence and rigidity monitoring" which was filed on July 31, 2000. In addition, Medsearch has applied for a patent in the United States with respect to its "Symdex 1000" product. M&W owns U.S. Patent No. 5,424,495 issued on June 13, 1995, and U.S. Patent No. 5,949,032 issued on September 7, 1999. Both patents relate to stethoscopes and stethoscope covers. Additional domestic and foreign patent applications are pending form stethoscopes and stethoscope covers. The Company also received a Notice of Allowance for its trademark Scopeshield(TM) and anticipates federal registration of such trademark in due course.

         There can be no assurance that the Company's applications will be granted or, if granted, that they will not be challenged or circumvented by competitors. The Company intends to extend its patent protection in other countries and intends to file for additional patent protection relating to products it is currently developing.

         Notwithstanding the Company's active pursuit of intellectual property protection, the Company believes that the success of its medical devices depends more on the specification, design, and uniqueness of the products and on employee expertise than on such protection. The Company enters into confidentiality and non-disclosure agreements with its employees and limits access to its proprietary technology. The Company may in the future be notified that it is infringing certain intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

EMPLOYEES

         As of December 31, 2000, the Company had 12 employees, including the employees of its subsidiaries. This includes employees in: engineering, research, and development; design; quality assurance; and in administration. In addition, the Company has eight sales representatives. The Company also has, from time to time, hired outside consultants and subcontractors. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.


                                  RISK FACTORS

         IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  RECENT HISTORY OF LOSSES; GOING CONCERN OPINION. The Company incurred net losses of approximately $883,000 and $2,003,000 for the years ended December 31, 1999 and 2000, respectively. The Company expects that losses will increase until such time, if ever, as the Company can market its products profitability. At December 31, 2000, the Company had an accumulated deficit of $4,883,928. The financial statements included in this Annual Report include the auditor's opinion which states that there are conditions which raise substantial doubt about the Company's abilities to continue as a going concern.

                  EARLY STAGE OF DEVELOPMENT. The Company has generated limited revenues to date ($1,110,133 and $590,162 for the fiscal years ended December 31 1999 and 2000, respectively) and requires additional financing to increase its research and development activities to acquire additional technologies and to develop new products. As the Company is in the development stage, its operations are subject to all of the risks inherent in the commercialization of new products. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered when developing new products.

                  POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company believes that its current cash on hand together with cash flow from operations will be adequate to fund its operations for at least eight months. There can be no assurance, however, that the Company will not require additional financing prior to or after such time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate its research and development or obtain funds through arrangement with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

                  DEPENDENCE UPON KEY EMPLOYEES AND CONSULTANTS; RECRUITMENT OF ADDITIONAL PERSONNEL. The Company is dependent upon the efforts and abilities of Jacob Meller, its Chairman of the Board of Directors and President; as well as certain members of its scientific and management staff. There can be no assurance that the Company will be able to attract and retain personnel necessary for its operations in the future. If the Company is unable to attract and retain personnel with necessary skills when needed, its business and expansion plans could be adversely effected. The Company does not maintain life insurance policies on the lives of its executive officers or key personnel. The Company has not entered into employment agreements with any of its management or other key employees.

                  LIMITED SALES AND MARKETING EXPERIENCE; NON-EXCLUSIVE RIGHTS. The Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force and distributors. Establishing significant marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales effort will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

         A large part of the Company's business plan involves marketing several products that it neither owns nor manufactures, the Company is not a party to any written contracts that will give the Company any exclusive marketing or manufacturing rights to these products. As a result, the Company could lose the right to market such products without written notice. Such loss would have a material adverse effect on the Company's business.

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

                  PRODUCT RECALLS AND LIABILITY. Products such as those being developed by the Company may be subject to recall for unforeseen reasons. In addition, certain projected applications of the Company's products entail the risk of product liability claims. A recall or product liability claim could adversely affect the Company's operation and reputation. The Company does not maintain any insurance related to recalls or product liability and, accordingly, a product recall by the Company or successful product liability claims against the Company would have an adverse effect on the Company. The Company's subsidiary, TNJ Products, Inc. maintains an insurance policy with CNA for contents and liability. However, there can be no assurance that TNJ will maintain this liability insurance in the future or that the amount of such insurance will be adequate.

                  COMPETITION AND TECHNOLOGICAL CHANGES. The Company's success depends upon establishing and maintaining a competitive position in research, development and commercialization of products and technologies in its areas of focus. The medical device industry is competitive and requires substantial capital. The Company competes with numerous international, national and regional companies, many of which have significantly larger operations and greater financial, marketing, human and other resources than the Company. Accordingly, such competitors may have substantial competitive advantages over the Company, including the ability to negotiate favorable supply and distribution agreements and the ability to negotiate more favorable terms with the developers of technology, including universities. The Company plans to develop additional products and acquire additional technologies in order to expand the Company's product and technology portfolio. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations or that developments by competitors will not render the Company's current or future products or technologies inferior or obsolete.

                  LIMITED PRIOR PUBLIC MARKET; POTENTIAL LIMITED TRADING MARKET; POSSIBLE VOLATILITY OF STOCK PRICE. There has only been a limited public market for the Company's securities and there can be no assurance that an active trading market will develop or be maintained. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many smaller companies. The trading price of the Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of technological innovations by the Company or its competitors, general conditions in the medical device industry and other factors. These fluctuation, as well as general economic and market conditions, may have a material adverse effect on the market price of the Company's Common Stock.

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

                  PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing upon the intellectual property rights of others. Although there are no pending lawsuits against the Company regarding its technology or notices that the Company is infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs, and diversion of resources and could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

                  The Company holds several patents and a patent pending. However, there is a risk that these patents will infringe upon other patents or that a third party will develop a product similar to one of the Company' products without infringing upon the Company' patents, which would allow such third party to compete directly with the Company with a similar product.

                  NO DIVIDENDS. The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize in the foreseeable future will be retained to finance operations and growth.

                  ANTI-TAKEOVER PROVISIONS. Pursuant to the Company's Certificate of Incorporation, the Board of Directors may issue up to 2,000,000 shares of Preferred Stock in the future with such preferences, limitations and relative rights as the Board may determine without stockholder approval. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a change in control of the Company without further action by the stockholders. The Company has no present plans to issue any shares of Preferred Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the persons became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company.

         ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. The Company is authorized to issue 50,000,000 shares of its Common Stock. As of March 31, 2001 there were 6,629,582 shares of Common Stock issued and outstanding. However, the total number of shares of Common Stock issued and outstanding does not include the exercise of up to 4,080,000 warrants to purchase up to 4,080,000 shares of Common Stock at an exercise price of $1.25 per share, 515,000 shares of Common Stock issuable upon exercise of warrants at $1.00 per share, 100,000 shares of Common Stock issuable upon exercise of the warrants at $1.50 per share and 396,400 shares of Common Stock issuable upon exercise of the warrants at $2.00 per share. This also does not include up to 666,240 shares of Common Stock issued upon exercise of the Bridge Warrants (which have a current exercise price of $1.00 per share). After reserving a total of 5,757,640 shares of Common Stock for issuance upon the exercise of all options and warrants, the Company will have at least 37,612,778 shares of authorized but unissued Common Stock available for issuance without further shareholder approval. As a result, any issuance of additional shares of Common Stock may cause current shareholders of the Company to suffer significant dilution which may adversely affect the market.

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

                  SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of March 31, 2001 the Company had 6,629,582 shares of its Common Stock issued and outstanding, 2,502,020 of which were "restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or
(b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock.

         EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. As of March 31, 2001, there were outstanding stock options and warrants to purchase an aggregate of 4,080,000 shares of Common Stock at an exercise price of $1.25 per Share, an additional 515,000 shares of Common Stock at an exercise price of $1.00 per share, an additional 100,000 shares of Common Stock at an exercise price of $1.50 per share, an additional 396,400 shares of Common Stock at an exercise price of $2.00 per share and an additional 666,240 shares of Common Stock in connection with the exercise of the Bridge Warrants (currently exercisable at $1.00 per share). None of such options or warrants are available for public resale and such shares would be subject to Rule 144 of the Act upon issuance thereof. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities. A substantial number of outstanding warrants contain provisions for cashless exercise.

                  LIMITATION ON DIRECTOR LIABILITY. As permitted by Delaware law, the Company's Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of the Company's charter provision and Delaware law, stockholders have limited rights to recover against directors for business negligence and breach of fiduciary duty.

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

ITEM 2.  PROPERTIES.

         The Company rents (from an unaffiliated party), on a month to month basis, approximately 1900 square feet at 40 Wall Street, New York, NY 10005, which serves as the Company's executive offices. The monthly rental is $4,500. The Company's subsidiary, Meduck Technologies, rents office space (from an unaffiliated party) at 9 Haomanut Street, Netanya Industrial Park, in Israel. The annual rental is $30,000 per annum and the lease expires in October 2005. TNJ leases space at 5011 North Lincoln Avenue, Chicago, IL 60625 pursuant 5-year lease which expires on February 1, 2001. The annual rental is $13,200.

ITEM 3.  LEGAL PROCEEDINGS.

         Other than as set forth below, the Company is not a party to any material pending litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

         The Company is a defendant in an action pending in the New York State Supreme Court brought by Tricor Investments, Inc., the sublandlord renting the space which occupies the Company's executive offices, in which Tricor is seeking approximately $60,000.00 in rent from MedSearch. MedSearch has interposed an answer and counterclaims. MedSearch is confident that it will be successful in defending this lawsuit and the counterclaim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of Common Stock are currently quoted on the OTC Bulletin Board. From September 11, 1996 through September 2, 1998, the Common Stock traded under the symbol "DVCC". Since September 2, 1998, the Common Stock has been trading under the symbol "MDSX". However, the Company is not aware of any established trading market for the Common Stock nor is there any record of significant trading in the Company's Common Stock.

         The following table sets forth the range of high and low bid quotations for the Common Stock, for fiscal years 1999 and 2000 and for the first quarter of 2001, as reported by the OTC Bulletin Board or Pink Sheets, as applicable. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be extremely limited (or non-existent) during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                     COMMON STOCK
                                    ---------------
                                    HIGH        LOW
1999                                ----        ---
----
Quarters ended
March 31, 1999                      $3.50      $1.438
June 30, 1999                       $3.375     $2.25
September 30, 1999                  $4.25      $2.75
December 31, 1999                   $3.50      $1.875

2000
----
Quarters ended
March 31, 2000                      $3.50      $1.25
June 30, 2000                       $2.50      $ .75
September 30, 2000                  $4.00      $ .95
December 31, 2000                   $3.13      $ .63

2001
----
Quarter ended
March 31, 2001                      $ .75      $ .50

         On March 31, 2001, the closing sales price as reported by the OTC Bulletin Board was $.53 for each share of Common Stock. As of March 31, 2001, there were 6,629,582 shares of Common Stock outstanding, held of record by approximately 500 record holders.

DIVIDEND POLICY

         It is the policy of the Board of Directors to retain earnings for use in the maintenance and expansion of the Company's business. The Company has not declared any cash dividends on its capital stock and does not intend to declare dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         MedSearch Technologies, Inc. is a research, development and distribution company specializing in unique, diagnostic, non-invasive medical devices. The Company's current patented, patent-pending and/or trademarked products include (1) the "SCOPESHIELD(TM)", a disposable, stethoscope cover which shields stethoscope from hazardous microorganisms, (2) the "Symdex 1000," a monitor which measures the depth of anesthesia via the sympathetic nervous system through disposable sensors connected to the finger, and (3) the "NPTR test," a diagnostic product utilized to differentiate between physical and psychological impotence. The Company conducts research and development through its subsidiaries Meduck Technologies, Ltd. and M&W Medical Supply, LLC and conducts its marketing through its subsidiary, TNJ Products, Inc. The Company also distributes products designed to reduce swelling in certain body parts and products designed for postmastectomy patients.

Results of Operations

Year Ended December 31, 2000 as Compared to December 31, 1999

         The Company had net sales of $590,000 for the year ended December 31, 2000 as compared to $1,110,000 for the year ended December 31, 1999. The decrease of $520,000 is attributable to reductions in optical product sales of $872,000 as a result of Optimart being sold in 1999. Additionally, the results of TNJ were included for a full year and sales increased to $590,000 from $223,000 or $367,000 (165%).

         Cost of sales decreased during the year ended December 31, 2000 to $154,000 from $859,000 for the year ended December 31, 1999. The decrease of $705,000 (82%) results from the sale of Optimart during 1999 which had a cost of sales of $802,000 in 1999 and an increase in cost of sales at TNJ to $154,000 in 2000 from $46,000 in 1999 or $108,000 (234%) resulting from increased sales at TNJ.

         Operating expenses increased to $2,187,000 from $1,281,000 for the year ended December 31, 2000 as compared to 1999, an increase of $906,000 (71%). The net increase is attributable to increased operations in the United States and Israel. Meduck had $390,000 of research and development expenses vs $203,000 in 1999 an increase of $196,000 (97%). The increase results from the Company's continued emphasis on developing new products. The Company expensed $248,000 in stock compensation to officers and directors versus $183,000 in 1999 due to the amortization of unearned compensation for a full year. Payroll and general administrative expenses increased to $286,000 and $989,000 in 2000, from $189,000 and $437,000 in 1999, respectively due to increased business operations.

         The Company had a net loss for the year ended December 31, 2000 of $2,003,000 as compared to a net loss of $883,000 for the year ended December 31, 1999, and increase of $1,120,000 (127%). The increased loss of $1,120,000 is attributable to the aforementioned detailed expense increase of $906,000, an interest expenses increase of $135,000 as a result of additional borrowings and the bad debt expense of $141,000 for the Optimart note.

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

Liquidity and Capital Resources

Year Ended December 31, 2000 as Compared to December 31, 1999

         At December 31, 2000, the Company had cash of $611,000 as compared to cash of $368,000 at December 31, 1999 an increase of $243,000 (66%). The increase results from the Company generating cash by issuing notes and taking a bridge loan with total net proceeds of $1,252,000. However, the Company has negative working capital of $907,000 at December 31, 2000 compared to positive working capital of $449,000 at December 31, 1999. This results from the use of short term borrowings to fund operations.

         Medsearch requires substantial capital in order to continue its research and development activities and product introductions. Due to the need for capital the Company's operations may be adversely effected by unfavorable capital market conditions and/or prolonged recessionary periods.

         In the short term, the Company will not have sufficient revenues to generate positive cash flow from operations. However, the Company, due to its year 2000 bridge financings, will have sufficient cash to operate the Company for the next eight months.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The names and ages of the directors and executive officers of the Company are set forth below. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.

NAME                       AGE              POSITION(S) WITH THE COMPANY

Jacob Meller               53               Chairman of the Board and President
Akiva Davis                26               Treasurer, Secretary and Director
Shlomo Nevo                49               Director
Abe Carmel                 67               Director
Dov Jaron, Ph.D.           65               Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

JACOB MELLER has been the Chairman of the Board and President of the Company since June 1998. After studying accounting at Bar Ilan University in Israel, he served as Chief Financial Officer from 1973 to 1984 at Asher Foistfonger, Ltd. ("AFL"), an Israeli public company. Following his position at AFL, Mr. Meller spent fifteen years dealing in Israeli medical technology including seven years marketing and distributing Israeli-manufactured medical devices in Europe. Mr. Meller was one of the founders of TNJ, one of the Company's wholly-owned subsidiaries, and served as its Chairman from March 1995 to June 1996.

AKIVA DAVIS has been Secretary, Treasurer and a director since January 2001. Mr. Davis was project manager for Communications Service Centers in Margate, Florida from 1998 to 2000. He was an international marketing representative for Classic Components Corporation in Ft. Lauderdale, Florida from 1997 to 1998. He is a graduate of Yeshiva University, Sy Syms School of Business.

SHLOMO NEVO has been a director of the Company since September 2000. Mr. Nevo is president of Meduck, a subsidiary of the Company. Mr. Nevo has over 22 years experience as an industrial engineer. Responsible for the long term direction of Meduck and overseeing the day-to-day operations, Mr. Nevo supervises all product development. Mr. Nevo has participated in product development for numerous global companies such as Pfizer, Inc. Prior to working at Meduck, Mr. Nevo worked as a project manager for NCA, Ltd., an Israeli manufacturer of metal aircraft parts.

ABE CARMEL has been a director of the Company since September 2000. Mr. Carmel is an international investment banker with 33 years of international business experience and expertise in managing technology-driven operations. Mr. Carmel has a diverse background in mutual fund management, financial services consulting and structuring technology- based corporations. Mr. Carmel holds an MBA degree in International Finance from Harvard University.

DOV JARON, PH.D. has been a director since September 2000. Professor Jaron is Calhoun Distinguished Professor of Engineering in Medicine at Drexel University's School of Biomedical Engineering, Science and Health Systems, where he formerly served as a director. Professor Jaron has served as Director of Biomedical Technology and as an Associate Director of the National Center for Research Resources at the National Institutes of Health (NIH). Additionally, Professor Jaron has served at the National Science Foundation as Director of the Division of Biological and Critical Systems, Engineering Directorate. He was President of the Engineering in Medicine and Biology Society of The Institute of Electrical and Electronics Engineers (IEEE) and is currently the President of the International Federation for Biomedical and Biological Engineering. Dr. Jaron received his Ph.D. in biomedical engineering from the University of Pennsylvania

SUBSIDIARY MANAGEMENT

MEDUCK

SHLOMO NEVO- President and CEO

         See "Background of Executive Officers and Directors" above.

DEGANIT BARAK- Vice President of Marketing

         Ms. Barak earned a Bachelor of Science in Chemical Engineering from the Technion, Israel Institute of Technology. She received her Masters of Science in Biomedical Engineering from Tel Aviv University.

OFER BARNEA, PH.D- Chief Scientist and Inventor

         See "Medsearch Scientific Advisory Committee" below.

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

MEDSEARCH SCIENTIFIC ADVISORY COMMITTEE (NON MANAGERIAL)

OFER BARNEA, PH.D. Chief Scientist and Inventor. Dr. Barnea has been Chairman of the Scientific Advisory Committee since September 2000. He is a Professor of Biomedical Engineering at Tel Aviv University. Dr. Barnea is chief scientist and inventor at Meduck a subsidiary of the Company. His research interests include biomedical measurements and instrumentation, cardiovascular system dynamics and cardiac assistance; modeling of physiological systems; and analysis of biological signals. Dr. Barnea's professional experience in electronics spans over 30 years, beginning with special training in the Israeli Navy (5 years) and continuing with the development of highly specialized systems for research in Physics and Biomedical Engineering. Dr. Barnea was involved in the development of products with several companies and has consulted for companies in the medical device industry. Dr. Barnea received his Ph.D. in biomedical engineering from Drexel University.

ALFRED A. BOVE, M.D., PH. D. has been a member of the Company' Scientific Advisory Committee since September 2000. Dr. Bove is the past chair, Cardiology Section, at Temple University Hospital. Dr. Bove has served as a professor of medicine at the Mayo Medical School, and as a professor of medicine at Temple University. Dr. Bove is an editorial consultant for the American Journal of Physiology, Catheterization and Cardiovascular Diagnosis, Circulation, American Journal of Cardiology, Journal of American College of Cardiology, American Heart Journal, Undersea and Hyperbaric Medicine, and the Journal of Applied Physiology. Dr. Bove holds degrees in electrical engineering, physiology, and medicine.

DOV JARON, PH.D

See "Background of Executive Officers and Directors" above.

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.

         As of the date hereof, the only officer and director that have received any remuneration in 2000 is the Company's Secretary and Treasurer, Akiva Davis, who receives $40,000 per year.

EMPLOYMENT AGREEMENTS

         The Company has no employment agreements with any of its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of March 31, 2001 with respect to the beneficial ownership of the outstanding Common Stock (based upon 6,629,582 shares issued and outstanding) by (i) any holder of more than five percent (5%); (ii) each of the Company's officers and directors; and
(iii) the officers and directors of the Company as a group:

                                   Number of Shares of          Percentage of
Name of Beneficial Owner*            Common Stock (1)             Ownership
-------------------------            ----------------             ---------
Jacob Meller(2)                          714,600                     10.02

Akiva Davis                                   --                        --

Abe Carmel(3)                             20,000                        **

Dov Jaron(4)                              30,000                        **

Shlomo Nevo(5)                           320,000                      4.81

Clarke Holdings, Ltd.                    700,000                     10.56
Bahnahafstrasse 52
Ch - 8001
Zurich, Switzerland

RMC Limited                              600,000                      9.05
Box 187, Victory House
Prospect Hill
Douglas, Isle of Man
1M9 91QF, British Isles

All officers and directors as a        1,084,600                     15.07
group (5 persons)(6)

*        Unless otherwise indicated, the address of all persons listed in this section is c/o MedSearch Technologies, Inc., 40 Wall Street, New York, NY 10005.

**       Less than 1%.

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Act.

(2) Mr. Meller is the record holder of 214,600 of such shares and 500,000 warrants (250,000 of which are exercisable at $1.00 and 250,000 of which are exercisable at $2.00). Such warrants expire on October 31, 2001.

(3) Represents 20,000 warrants to purchase shares at $1.00 per share. Such warrants expire on July 31, 2003.

(4) Represents 30,000 warrants to purchase shares at $1.00 per share. Such warrants expire on July 31, 2003.

(5) Includes 20,000 warrants to purchase shares at $1.00 per share (which expire on July 31, 2003) and 300,000 shares issued to Omnistar of which he is the principal. See "Item 12 - Certain Relationships and Related Transactions."

(6)  Includes warrants referred to in Footnotes 2-5 above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         Pursuant to the acquisition of M&W in August 1999, the Company entered into a Royalty and Consulting Agreement ("Royalty Agreement") with Medical Innovations, LLC ("Innovations"), an entity in which the wife of Dr. Wurzburger, a proposed Director of the Company, has a 50% interest. Pursuant to the Royalty Agreement, the Company has the right of first refusal on future technology developed by Innovations, subject to certain conditions. The Royalty Agreement provides that Innovations will be entitled to future royalties on all products developed by the Company from Innovations (including existing M&W products) on a sliding scale beginning at 10% and reduced to 3% after the Company has in excess of $10,000,000 in adjusted gross revenue from such products. If the Company does not achieve sales of $1,000,000 during each 12-month period (commencing August
2000) or if the Company fails to manufacture and sell products (within 1 year from the time a product is ready for commercial sale), the Company may lose the rights to such products (including existing M&W products). To secure the Company's obligation under the Royalty Agreement, the Company granted a security interest in and to the patents of M&W. In January 2001, the Company and Innovation agreed to extend the date (through June 30, 2002), which the Company is required to meet certain sales requirements.

         In July 1999, the Company issued 300,000 shares of Common Stock to Omnistar Enterprises, Ltd. for services performed and to be performed over a 3 year period. No cash value was receive and the Company assigned a non- cash equity value of $1.75 per share for a total value of $525,000. The one principal of Omnistar Enterprises, Ltd. is Shlomo Nevo, a Director of the Company.

         During the fourth quarter of 1999, the Company borrowed $150,000 from Mr. Meller, the Company's President. The loan was due on demand with interest at 1% per month. This loan was repaid in February 2000.

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

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to officers, directors or persons controlling the Company, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer, director or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer, director or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

         Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)(1)  FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:


Index to Financial Statements                                 F-1

Independent Auditor's Report                                  F-2

Consolidated Balance Sheets                                   F-3

Consolidated Statement of Operations                          F-4

Consolidated Statements of Changes in
     Stockholders' Equity                                     F-5

Consolidated Statements of Cash Flows                         F-6 - F-7

Notes to Consolidated Financial Statements                    F-8 - F-21

 (a)(2)  EXHIBITS

2.1          Certificate of Incorporation of the Company*
2.2          Certificate of Merger (Delaware)*
2.3          Articles of Merger (Nevada)*
2.4          Agreement and Plan of Merger*
2.5          By-Laws of the Company*
3.1          Specimen Certificate for shares of Common Stock*
3.2          Form of Private Placement Warrant*
27           Financial Data Schedule

----------------
*  Incorporated by reference to the Company's Form 10-SB (0-27135)

 (b)     REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

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


                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                  F2

CONSOLIDATED BALANCE SHEETS                                                   F3

CONSOLIDATED STATEMENTS OF OPERATIONS                                         F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                    F5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F8-21

                                       F1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX
(212) 513-1930


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Medsearch Technologies, Inc.

We have audited the consolidated balance sheet of Medsearch Technologies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medsearch Technologies, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan regarding these matters is also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kempisty & Company
Certified Public Accountants PC
New York, New York
March 30, 2001

                                       F2

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,   December 31,
                                                                             2000           1999
                                                                             ----           ----

                  ASSETS
Current Assets
  Cash and equivalents                                                   $   610,608    $   367,840
  Accounts receivable-net (Note 12)                                          202,273        156,271
  Note receivable-net (Note 8)                                                25,000        166,117
  Inventory                                                                   11,231          8,575
  Other receivable                                                            14,844          6,133
  Prepaid expenses                                                             9,966          1,090
                                                                         -----------    -----------
       Total Current Assets                                                  873,922        706,026

  Fixed assets-net (Note 3)                                                  105,717        110,955

Other assets
  Deposits                                                                   119,302             --
  Patents-net                                                                296,958        331,958
  Deferred loan costs-net (Note 5)                                           581,373             --
  Goodwill-net (Note 9 & 15)                                                 773,463        864,459
                                                                         -----------    -----------
       Total Other Assets                                                  1,771,096      1,196,417
                                                                         -----------    -----------
TOTAL ASSETS                                                             $ 2,750,735    $ 2,013,398
                                                                         ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Demand notes payable (Note 5)                                          $        --    $   150,000
  Bridge loan payable (Note 5)                                             1,332,500             --
  Accounts payable and accrued expenses                                      405,172        102,803
  Current portion of note payable (Note 6)                                    43,658          4,366
                                                                         -----------    -----------
       Total Current Liabilities                                           1,781,330        257,169

Note payable (Note 6)                                                        500,000        284,095
Commitments and contingencies (Note 13)                                           --             --
Minority interest                                                                 --             --

Stockholders' Equity (Note 9)
  Common stock, 50,000,000 shares authorized at $.001
    par value; issued and outstanding 6,604,582 and 6,534,582
    at December 31, 2000 and December 31, 1999 respectively                    6,604          6,534
  Preferred stock 2,000,000 shares authorized at $.001 par
    value; issued and outstanding none
  Capital in excess of par value                                           5,711,856      4,960,731
  Deficit                                                                 (4,883,928)    (2,880,467)
  Currency translation adjustment                                                667           (953)
  Unearned compensation                                                     (365,794)      (613,711)
                                                                         -----------    -----------
       Total Stockholders' Equity                                            469,405      1,472,134
                                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 2,750,735    $ 2,013,398
                                                                         ===========    ===========

                       See Notes to Financial Statements.

                                       F3

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Year Ended
                                                                December 31,
                                                             2000           1999
                                                             ----           ----

Sales revenues                                           $   590,162    $ 1,110,133

Cost of sales                                                153,776        858,723
                                                         -----------    -----------

Gross profit                                                 436,386        251,410

Research and development                                     398,834        203,337
Payroll expense                                              286,475        189,362
Stock or warrant compensation (Note 9)                       247,917        182,539
Depreciation and amortization                                143,996        147,294
Officers contribution of services for no consideration       120,000        120,000
General and administrative expenses                          989,494        438,688
                                                         -----------    -----------
                                                           2,186,716      1,281,220

   Loss from operations                                   (1,750,330)    (1,029,810)

Other income and expenses
   Interest income                                             7,121          8,090
   Other income                                               21,611         13,255
   Interest expense                                         (140,746)        (6,486)
   Bad debt expense on Optimart note                        (141,117)            --
   Gain on sale of Optimart                                       --        131,829
                                                         -----------    -----------

Income (loss) before taxes                                (2,003,461)      (883,122)

Provision for income taxes                                        --             --
                                                         -----------    -----------

Net (loss)                                                (2,003,461)      (883,122)

Other comprehensive income(loss) (Note 16)                     1,620           (953)
                                                         -----------    -----------

Comprehensive (loss)                                      (2,001,841)      (884,075)

Basic (loss) per share                                         (0.31)         (0.15)
                                                         ===========    ===========

Comprehensive (loss) per share                                 (0.31)         (0.15)
                                                         ===========    ===========

Basic average shares outstanding                           6,560,856      6,051,431
                                                         ===========    ===========

                       See Notes to Financial Statements.

                                       F4

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                     Accumulated
                                               Capital in                               Compre-   Unearned
                            Common Stock       Excess of      Treasury                  hensive    Compen-
                         Shares      Amount    Par Value       Stock       Deficit       Loss      sation         Total
                         ------      ------    ---------       -----       -------       ----      ------         -----
Balance January 1,
1999 as previously
reported                5,579,582    $5,579    $3,060,936    $      --   $(1,997,345)   $   --    $      --    $ 1,069,170

Shares received from
sale of Optimart               --        --            --     (262,500)           --        --           --       (262,500)

Retirement of
Treasury stock           (150,000)     (150)     (262,350)     262,500            --        --           --              0

Shares issued for
acquisition of TNJ
Products                  600,000       600     1,049,400           --            --        --           --      1,050,000

Restricted stock
issued to officers
and directors in
lieu of cash
compensation              155,000       155       271,095           --            --        --     (218,750)        52,500

Shares issued for
compensation              300,000       300       524,700           --            --        --     (525,000)             0

Shares and warrants
issued for
acquisition of
M & W Medical
Supplies, L.L.C            50,000        50       184,950           --            --        --           --        185,000

Amortization of
unearned compensation          --        --            --           --            --        --      130,039        130,039

Rent and officers
compensation
adjustment                     --        --       132,000           --            --        --           --        132,000

Loss for year ended
December 31, 1999              --        --            --           --      (883,122)       --           --       (883,122)

Comprehensive (Loss)           --        --            --           --            --      (953)          --           (953)
                        ---------    ------    ----------    ---------   -----------    ------    ---------    -----------

Balance December 31,
1999                    6,534,582    $6,534    $4,960,731     $     --    (2,880,467)   $ (953)   $(613,711)     1,472,134

Shares issued for
services                   70,000        70       174,930           --            --        --           --        175,000

Warrants issued for
services                       --        --        22,500           --            --        --           --         22,500

Issuance of
underwriters warrants          --        --           233           --            --        --           --            233

Warrants issued for
Bridge Loan                    --        --       421,462           --            --        --           --        421,462

Rent and officers
compensation
adjustment                     --        --       132,000           --            --        --           --        132,000

Amortization of
unearned
compensation                   --        --            --           --            --        --      247,917        247,917

Loss for year ended
December 31, 2000              --        --            --           --    (2,003,461)       --           --     (2,003,461)

Comprehensive income           --        --            --           --            --     1,620           --          1,620
                        ---------    ------    ----------    ---------   -----------    ------    ---------    -----------

Balance December 31,
2000                    6,604,582    $6,604    $5,711,856    $      --   $(4,883,928)   $  667    $(365,794)   $   469,405
                        =========    ======    ==========    =========   ===========    ======    =========    ===========

                       See Notes to Financial Statements.

                                       F5

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Year Ended
                                                               December 31,
                                                            2000           1999
                                                            ----           ----
OPERATING ACTIVITIES
   Net income or (loss)                                 $(2,003,461)   $  (883,122)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
   Depreciation and amortization                            143,996        147,294
   Bad debt expense                                         141,117             --
   Common stock and warrants issued for services            197,500             --
   Rent and officer compensation adjustment                 132,000        132,000
   Gain from sale of Optimart                                    --       (131,829)
   Amortization of deferred finance cost                     48,909             --
   Amortization of unearned compensation                    247,917        182,539
   Changes in operating assets and liabilities net of
      effects of the purchase of TNJ Products:
   (Increase) decrease in accounts receivable               (46,002)        10,049
   (Increase) decrease in inventory                          (2,656)            --
   (Increase) decrease in current assets                    (17,587)        (6,820)
   Increase (decrease) in payables                          302,369         16,388
                                                        -----------    -----------
   Net cash (used) by operating activities                 (855,898)      (533,501)

INVESTING ACTIVITIES
   Proceeds from note receivable payment (Note 8)                --         50,000
   Note receivable exchanged for accounts receivable             --        (60,020)
   Purchase of fixed assets                                 (13,949)        (6,730)
   Loans made to officers                                   (28,800)            --
   Repayment of officer loans                              (150,000)        15,000
   (Increase) in deposits                                  (119,302)            --
   Cash acquired in TNJ Products acquisition                     --         14,223
                                                        -----------    -----------
   Net cash provided (used) by investing activities        (312,051)        12,473

FINANCING ACTIVITIES
   Increase in notes payable                                364,347        400,000
   Payment of bank loan and note                             (9,100)        (9,308)
   Proceeds from Bridge Loan                              1,148,413
   Expenses of Bridge Loan                                  (92,943)            --
                                                        -----------    -----------
   Net cash provided by financing activities              1,410,717        390,692
                                                        -----------    -----------
   Increase (decrease) in cash                              242,768       (130,336)
   Cash at beginning of period                              367,840        498,176
                                                        -----------    -----------
   Cash at end of period                                $   610,608    $   367,840
                                                        ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
      Interest                                          $    26,000    $     6,486
                                                        ===========    ===========
      Income taxes                                      $        --    $        --
                                                        ===========    ===========

                       See Notes to Financial Statements.

                                       F6

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                            For the Year Ended
                                                               December 31,
                                                            2000         1999
                                                            ----         ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Non-cash investing and financing activities:

   Issuance of common stock and warrants for services    $  197,500           --

   Receipt of common stock and notes for
      Optimart divestiture and accounts receivable       $       --   $  478,617

   Issuance of common stock for TNJ
      Products Acquisition                               $       --   $1,050,000

   Issuance of common stock and warrants for
      M & W Medical acquisition                          $       --   $  185,000

   Issuance of common stock for compensation             $       --   $  796,250

                       See Notes to Financial Statements.

                                       F7

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Meduck Technologies, LTD. ("Meduck") as of December 31, 2000 and 1999, Optimart Imports, Inc. ("Optimart"), a 100% owned subsidiary for the period January 1, 1999 through its sale in June, 1999 and TNJ Products, Inc. acquired in June, 1999. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.

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

                                       F8

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     c.  CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

     d.  PROPERTY AND EQUIPMENT

         Property and equipment are accounted for at cost and are depreciated over their estimated useful lives of 5 to 10 years on a straight-line basis.

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

                                       F9

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     h.  CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments at commercial banks and receivables of the Company. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit.

     i.  GOODWILL, PATENTS AND LICENSES

         Goodwill represents the excess of acquisition costs over the fair value of net assets of TNJ Products, Inc. acquired in June, 1999. Goodwill is being amortized on a straight line basis over the estimated useful life of ten years.

         Patents are being amortized on a straight line basis over 10 years.

     j.  REVENUE

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

     l.  EARNINGS (LOSS) PER SHARE

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share", which requires the reporting of both basic and diluted earnings per share. Net income per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable under stock warrants are excluded from computations as their effect is antidilutive.

                                       F10

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     m.  DEFERRED LOAN COSTS

         Deferred loan costs include the costs associated with the bridge loan payable and are being amortized using the straight-line method over the term of the related debt, and are included in net interest expense.

Note 3-  FURNITURE AND EQUIPMENT

         Furniture and equipment consists of the following:

                                                              December 31,   December 31,
                                              Useful lives        2000           1999
                                              ------------        ----           ----

            Office furniture and equipment    7 to 10 years    $  86,205      $  74,835
            Vehicle                                 5 years       43,423         43,423
            Telephone equipment               7 to 10 years       11,475         11,366
            Computers                         5 to  7 years       23,462         20,992
                                                               ---------      ---------
                                                                 164,565        150,616
            Less: Accumulated depreciation                       (58,848)       (39,661)
                                                               ---------      ---------
                                                               $ 105,717      $ 110,955
                                                               =========      =========

Note 4-  INCOME TAXES

         The provision (benefit) for income taxes consisted of the following (in thousands):

                                                 Year ended December 31,
                                                   2000         1999
                                                   ----         ----
         Current:
            Federal tax expense                   $(578)       $(186)
            State tax expense                       (85)         (54)
         Deferred:
            Federal tax expense                     578          186
            State tax expense                        85           54
                                                  -----        -----
                                                  $  --        $  --
                                                  =====        =====

                                       F11

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 4-  INCOME TAXES (continued)

         A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                                   Year ended December 31,
                                                   2000               1999
                                                   ----               ----

         Stautory federal income tax                  34%                34%
         State income tax-net of
            federal benefit                            5%                 5%
         Valuation allowance                         -39%               -39%
                                                  ------             ------
                                                       0%                 0%
                                                  ======             ======

         The components of deferred tax assets and liabilities were as follows (in thousands):

                                                         December 31,
                                                    2000               1999
                                                    ----               ----
         Deferred tax assets:
            Net operating loss carryforward       $ 1,233            $   570
                                                  -------            -------
            Total deferred tax assets               1,233                570
            Valuation allowance                    (1,233)              (570)
                                                  -------            -------
         Net deferred tax assets                  $    --            $    --
                                                  =======            =======

         SFAS No, 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2000 and 1999, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties as to the amount of taxable income that would be generated in future years.

         The Company recognized losses for the years ended December 31, 2000 through 1994. The amount of available additional net operating loss carry forwards are approximately $1,170,000 for 2000, $600,000 for 1999, $160,000 for 1998, $87,000 for 1997, $157,000 for 1996, $142,000
         for 1995 and $398,000 for 1994. The net operating loss carry forwards, if not utilized, will expire in the years 2001 through 2019.

                                       F12

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 5-  SHORT TERM BORROWINGS

         Short-term borrowings consisted of the following:

                                                          December 31,  December 31,
                                                              2000         1999
                                                              ----         ----
         10% bridge loan payable August 31, 2001           $1,107,500   $       --
         10% bridge loan payable October 20, 2001             225,000           --
         12% Demand note payable to the president of the
             Company                                               --      150,000
                                                           ----------   ----------
                                                           $1,332,500   $  150,000
                                                           ==========   ==========

         On August 31, 2000 the Company sold 11.075 bridge units (the "units") for net proceeds of $956,074. Each unit consists of a $100,000 face value note payable one year from the date of issue with 10% interest or at the fixed closing of any equity or debt financing by the Company in which gross proceeds equal at least $5,000,000, if earlier, and 50,000 five year warrants ("Bridge Warrants") to purchase common stock. Each warrant allows the holder to buy one share of the Company's common stock at a price equal to the offering price of common stock included in a proposed equity offering, and if there is no equity offering prior to one year from the warrant issue date the exercise price is $1.00, subject to certain anti-dilutive provisions.

         On October 20, 2000 the Company sold an additional 2.25 bridge units for net proceeds of $192,339.

         The Company as part of the bridge note financing incurred the following deferred loan costs that are being amortized over the life of the loan at December 31, 2000:

               Selling commissions and expenses                    $ 199,320
               Bridge warrants issued                                421,462
                                                                   ---------
                                                                     620,782
               Less: Amortization charged to interest expense        (39,409)
                                                                   ---------
                                                                   $ 581,373
                                                                   =========

         The Company has given a deposit of $50,000 to the placement agent for a possible equity placement.

         During the fourth quarter of 1999 the Company borrowed $150,000 from the President of the Company. The loan is due on demand and bears interest at the rate of one percent (1%) per month. The short term loan payable to the president was repaid during February, 2000.

         At December 31, 2000 and December 31, 1999 the carrying value of short-term borrowings approximated fair values.

                                       F13

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 6-  NOTES PAYABLE LONG TERM

         Notes payable consisted of the following:

                                                     December 31,
                                                   2000         1999
                                                   ----         ----
         12% note payable to Argos Associates   $ 500,000    $ 250,000
         Installment loan                          43,658       38,461
                                                ---------    ---------
                                                  543,658      288,461
         Less current portion                     (43,658)      (4,366)
                                                ---------    ---------
                                                $ 500,000    $ 284,095
                                                =========    =========

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

                                       December 31, 2000     December 31, 1999
                                       -----------------     -----------------
                                      Carrying              Carrying
                                       Amount   Fair Value   Amount   Fair Value
                                       ------   ----------   ------   ----------
         Assets:
           Cash and cash equivalents  $610,608   $610,608   $367,840   $367,840
           Accounts receivable         202,273    202,273    156,271    156,271

         The carrying amounts of cash and cash equivalents, and accounts receivable are a reasonable estimate of their fair values.

                                       F14

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 8-  NOTES RECEIVABLE

         Notes receivable consist of the following at December 31:

                                                 2000            1999
                                                 ----            ----
            Note receivable                   $ 166,117       $ 166,117
            Reserve for bad debt               (141,117)             --
                                              ---------       ---------
                                              $  25,000       $ 166,117
                                              =========       =========

Note 9-  STOCKHOLDERS' EQUITY

         STOCK ISSUED FOR SERVICES

         On August 16,2000 the Company issued 70,000 shares of its $0.001 par value common stock for services valued at $175,000 or $2.50 per share and 15,000 common stock purchase warrants(each warrant allows the holder to purchase a share of common stock at $1.00) valued at $22,500 or $1.50 per warrant for services totaling $197,500.

         OPTIMART IMPORTS, INC. ACQUISITION AND DIVESTITURE

         On October 9, 1998 the Company issued 500,000 shares of $.001 par value common stock valued at $.25 per share or $125,000 plus $250,000 for one hundred percent (100%) of Optimart. Optimart is a company that imports optical products under a three year rights agreement effective August 2, 1998. The cost of the Optimart acquisition of $375,000 was to be amortized over the remaining life of the agreement or thirty four (34) months.

         In June 1999, the Company sold Optimart back to its original investors for $418,597. This amount was paid by returning 150,000 shares of the Company's common stock valued at $1.75 per share or $262,500, and a $216,117 non-interest bearing note, payable in three installments between June 1, 2000 and December 1, 2000. $60,020 of the note was for the accounts receivable outstanding at the date of sale. The note is secured by 100,000 shares of the Company's stock owned by the buyer. The note is currently in default. However, while management believes that the note will be paid in full during 2001 there is no definitive agreement for the note holder to resume making payments. Therefore the Company has set up a reserve of $141,117 for bad debts which is the amount in excess of the estimated value of the collateral.

                                       F15

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 9-  STOCKHOLDERS' EQUITY (Continued)

         TNJ ACQUISITION

         In June, 1999 the Company issued 600,000 shares of $0.001 par value common stock valued at $1.75 per share or $1,050,000 for 100% of the outstanding shares of TNJ Products, Inc. common stock, a medical product distributor and a rehabilitative medical service provider. The acquisition was accounted for as a purchase.

         The operations and financial position of TNJ Products, Inc. were accounted for in the consolidated financial statements of the Company beginning July, 1999. The excess purchase price over the estimated fair value of the assets ("Goodwill") was approximately $910,000 and is being amortized over 10 years using the straight-line method.

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

         STOCK ISSUED FOR COMPENSATION

         During June, 1999 the Company issued 20,000 restricted common shares to an officer and 10,000 restricted common shares to a director for services rendered valued at $52,500. Additionaly, the Company issued 125,000 restricted common shares valued at $218,750, to an officer for services to be rendered over the next three years. The unearned compensation of $218,750 is being amortized over 36 months. For the year ended December 31, 2000, $72,917 and December 31, 1999, $42,539 of unearned compensation was charged to expense.

         On July 7, 1999 the Company issued 300,000 restricted shares of the Company's common stock valued at $525,000 to Omnistar Enterprises, Ltd, a company owned by an officer of the Company's subsidiary, as additional compensation for services to be performed over the next three years. The additional compensation is being amortized over 36 months. For the year ended December 31, 2000, $175,000 and December 31, 1999, $87,500 was charged to expense.

                                       F16

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 9-  STOCKHOLDERS' EQUITY (Continued)

         COMMON STOCK WARRANTS

         During 2000, the Company issued 140,000 common stock purchase warrants to its advisory board and extended 250,000 warrants that were due to expire previously issued to its chairman.

         During 1999 the Company issued to its attorneys, 50,000 warrants to purchase common stock, exercisable at $1.25 per share which expire December 31, 2002 and issued to a director 30,000 warrants to purchase common stock, exercisable at $3.00 per share which expire February 28, 2003. In August, 2000 the director's 30,000 warrants were cancelled.

         Warrants to purchase $5,732,640 shares of common stock were exercisable at December 31, 2000 and warrants to purchase 5,102,800 shares of common stock were exercisable at December 31, 1999. The per share exercise prices of these warrants are as follows:

                                        December 31, 2000
                                        -----------------
                                             Exercise          Year of
                              Shares           Price         Expiration
                              ------           -----         ----------
                              666,240           1.00            2005
                              390,000           1.00        2001 to 2003
                            4,080,000           1.25            2002
                              496,400           2.00        2001 to 2003
                              100,000           3.00            2002
                            ---------
               Total        5,732,640
                            =========

                                        December 31, 2000
                                        -----------------
                                             Exercise          Year of
                              Shares           Price         Expiration
                              ------           -----         ----------
                              411,400           1.00            2000
                            4,080,000           1.25            2002
                              481,400           2.00            2001
                              100,000           3.00            2002
                               30,000           3.00            2003
                            ---------
               Total        5,102,800
                            =========

         The following is a summary of warrant transactions:

                                                        Year ended December 31,
                                                           2000          1999
                                                           ----          ----
               Outstanding at beginning of period       5,102,800     4,822,800
               Granted during the period                       --        80,000
               Issued as part of unit sale                666,240            --
               Warrants cancelled and exchanged          (191,400)      (30,000)
               New warrants issued                        155,000       230,000
                                                       ----------    ----------
               Outstanding and eligible for exercise    5,732,640     5,102,800
                                                       ==========    ==========

                                      F17

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 10- GENERAL AND ADMINISTRATIVE EXPENSES

         The president has waived his salary for the first year. However, the Company has issued to the President 250,000 warrants to purchase common stock, exercisable at $1.00 which expires October 1, 2001, and 250,000 warrants to purchase common stock exercisable at $2.00 which expire on October 1, 2002. The Company valued the warrants at $0.12 per warrant for total compensation of $60,000.

         Since October 1, 1998, the owner of the Company's Israeli office, who is also an officer of the Company is contributing the fair market rental of the space or $1,000 per month to the Company. Additionally, the president of the Company is contributing his salary of $10,000 per month to the Company for 2000 and 1999. For 2000 and 1999 the Company recorded $132,000 of contributed officers compensation.

Note 11- RELATED PARTY TRANSACTIONS

         During December 1998 the Company loaned $15,000 to one of its officers. The loan was repaid in February, 1999.

         In December 1999 the president of the Company lent the Company $150,000 payable on demand with interest at one percent (1%) per month. The loan was repaid in February 2000.

         See Note 9 for officers compensation and rent expense.

Note 12- ACCOUNTS RECEIVABLE
                                                December 31,
                                              2000         1999
                                              ----         ----

         Accounts receivable               $ 564,330    $ 518,328
         Allowance for doubtful accounts    (362,057)    (362,057)
                                           ---------    ---------
         Accounts receivable-net           $ 202,273    $ 156,271
                                           =========    =========

         The Company has fully reserved for its Medicare accounts receivable, which are in dispute.

                                       F18

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 13- COMMITMENTS AND CONTINGENCIES

         LITIGATION

         The Company is a defendant in an action pending in New York State Supreme Court whereby its sub landlord is seeking approximately $60,000 in rent and the Company has interposed an answer and counter claims. While the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of this matter will not have a materially adverse effect on the consolidated financial position.

         OFFICE LEASES

         The Company leases office space from an unaffiliated party on a month to month basis. TNJ leases office space and equipment under noncancellable leases expiring through February 1, 2001. Rental expense for 1999 was $61,868. Rental expense for the year ended December 31, 2000 was $161,350. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year are as follows:

               Year ending December 31,           Amount
               ------------------------           ------
                         2001                    $ 3,725
                         2002                        254
                                                 -------
                         Total                   $ 3,979
                                                 =======

Note 14- ACQUISITIONS

         The assets acquired in the acquisitions of M & W, Meduck and Optimart on the dates they were acquired are as follows:

                                        M & W      Optimart     Meduck
                                       --------    --------    --------

         License agreement             $     --    $375,000    $     --
         Patents and Notice of
            Allowance for TM            185,000          --     175,000
                                       --------    --------    --------
         Total purchase price          $185,000    $375,000    $175,000
                                       ========    ========    ========

                                       F19

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 15- GOODWILL

         The following summarizes the goodwill transactions for 1999 and 2000:

                                                       Accumulated
                                           Goodwill    Amortization      Total
                                           --------    ------------      -----
         Balance January 1, 1999           $      --    $      --     $       0
           Acquisition of TNJ products       909,957           --       909,957
           1999 amortization of goodwill          --      (45,498)      (45,498)
                                           ---------    ---------     ---------
         Balance December 31, 1999           909,957      (45,498)      864,459
           2000 amortization                      --      (90,996)      (90,996)
                                           ---------    ---------     ---------
         Balance December 31, 2000         $ 909,957    $(136,494)    $ 773,463
                                           =========    =========     =========

Note 16- COMPREHENSIVE (LOSS)

         Accumulated other comprehensive (loss) consists of the following:

                                                          December 31,
                                                         2000       1999
                                                         ----       ----
         Foreign currency translation adjustment       $  1,620   $   (953)
                                                       ========   ========

         A summary of the component of other comprehensive (loss) for the year ended December 31, 1999 is as follows:

                                                Before-Tax   Income   After-Tax
                                                  Amount       Tax      Amount
                                                  ------       ---      ------
         Net foreign currency translation        $  (953)    $    --    $  (953)
                                                 =======     =======    =======

         Other comprehensive (loss)              $  (953)    $    --    $  (953)
                                                 =======     =======    =======

         A summary of the component of other comprehensive (loss) for the year ended December 31, 2000 is as follows:

                                                Before-Tax   Income   After-Tax
                                                  Amount       Tax      Amount
                                                  ------       ---      ------
         Net foreign currency translation        $ 1,620     $    --    $ 1,620
                                                 =======     =======    =======

         Other comprehensive (loss)              $ 1,620     $    --    $ 1,620
                                                 =======     =======    =======

                                       F20

                          MEDSEARCH TECHNOLOGIES, INC.
                           (FORMERLY MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 17- GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2000 and 1999, the Company incurred losses from operations of $1,750,330 and $1,029,810, respectively and generated negative cash flows from operations of $855,898 and $533,501, respectively.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company will continue as a going concern because it has extended the repayment of the Argos loans (Note 6) and with the availability of additional loans from Argos, as well as a bridge loan proceeds (Note 5) of approximately $880,000 the Company will have sufficient cash to operate for the next eight months. The Company is also actively pursuing additional equity financing through stock sales and when necessary management has lent the Company money for working capital.

Note 18- SUBSEQUENT EVENTS

         In January, 2001, the Company reduced the exercise price of the warrants issued for the M&W acquisition (Note 9) from $2.00 and $3.00 per share to $1.00 and $1.50 per share, respectively. Additionally, Dr. Wurzburger was issued 25,000 common stock purchase warrants for joining the Company's advisory board. Each warrant allows the holder to purchase a share of the Company's common stock for $1.00 per share and expires in March, 2004.

         On March 1, 2001 25,000 shares of the Company's $0.001 par value common stock were issued to Senator Robert Singer for joining the Company's advisory board.

                                       F21

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDSEARCH TECHNOLOIGES, INC.


                                    By: /s/ JACOB MELLER
                                        --------------------------------
                                        Name:  Jacob Meller
                                        Title: Chairman of the Board
                                               and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature                       Title                             Date
---------                       -----                             ----


/s/ JACOB MELLER                Chairman of the Board             April 12, 2001
-------------------------       and President
Jacob Meller


/s/ AKIVA DAVIS                 Treasurer, Secretary              April 12, 2001
-------------------------       and Director
Akiva Davis


/s/ ABE CARMEL                  Director                          April 12, 2001
-------------------------
Abe Carmel


/s/ DOV JARON                   Director                          April 12, 2001
-------------------------
Dov Jaron


/s/ SHLOMO NEVO                 Director                          April 12, 2001
-------------------------
Shlomo Nevo