Form 10QSB
period 2001-03-31
MEDSEARCH TECHNOLOGIES INC
filed 2001-05-21
CIK 1093759

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

                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 6,629,582 shares of common stock, no par value, as of April 30, 2001.

================================================================================

                          MEDSEARCH TECHNOLOGIES, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


Part I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000                              3

         Condensed Consolidated Statements of Operations
            Three months ended March 31, 2001 and 2000                        4

         Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2001 and 2000                        5

         Notes to Condensed Consolidated Financial Statements               6-14

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        15



PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                               16

         Signatures                                                          17

                          MEDSEARCH TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                            March 31,    December 31,
                                                                              2001           2000
                                                                              ----           ----
                    ASSETS                                                (Unaudited)
                    ------
Current Assets
  Cash and equivalents                                                    $   315,511    $   610,608
  Accounts receivable-net                                                     319,681        202,273
  Note receivable-net                                                          25,000         25,000
  Inventory                                                                    10,993         11,231
  Other receivable                                                             14,844         14,844
  Prepaid expenses                                                              9,604          9,966
                                                                          -----------    -----------
       Total Current Assets                                                   695,633        873,922

  Fixed assets-net                                                            103,294        105,717

Other assets
  Deposits                                                                    120,538        119,302
  Patents-net                                                                 292,584        296,958
  Deferred loan costs-net                                                     550,334        581,373
  Goodwill-net                                                                750,714        773,463
                                                                          -----------    -----------
       Total Other Assets                                                   1,714,170      1,771,096
                                                                          -----------    -----------
TOTAL ASSETS                                                              $ 2,513,097    $ 2,750,735
                                                                          ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities
  Bridge loan payable                                                     $ 1,332,500    $ 1,332,500
  Accounts payable and accrued expenses                                       357,806        405,172
  Current portion of note payable                                               1,600         43,658
                                                                          -----------    -----------
       Total Current Liabilities                                            1,691,906      1,781,330

Note payable                                                                  532,006        500,000
Commitments and contingencies                                                      --             --
Minority interest                                                                  --             --

Stockholders' Equity
  Common stock, 50,000,000 shares authorized at $.001
    par value; issued and outstanding 6,629,582 at March 31, 2001
    and 6,604,582 at December 31, 2000                                          6,629          6,604
  Preferred stock 2,000,000 shares authorized at $.001 par
    value; issued and outstanding none
  Capital in excess of par value                                            5,758,081      5,711,856
  Deficit                                                                  (5,179,964)    (4,883,928)
  Currency translation adjustment                                               8,253            667
  Unearned compensation                                                      (303,814)      (365,794)
                                                                          -----------    -----------
       Total Stockholders' Equity                                             289,185        469,405
                                                                          -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 2,513,097    $ 2,750,735
                                                                          ===========    ===========

                       See Notes to Financial Statements.

                          MEDSEARCH TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       For the Three Months
                                                         Ended March 31,
                                                      2001              2000
                                                      ----              ----

Sales revenues                                    $   173,351       $   163,278

Cost of sales                                          38,810            45,390
                                                  -----------       -----------

Gross profit                                          134,541           117,888

Stock compensation                                     75,230            70,985
Research and development                               19,150            51,856
General and administrative expenses                   263,118           222,845
                                                  -----------       -----------
                                                      357,498           345,686

   Loss from operations                              (222,957)         (227,798)

Other income and expenses
   Interest income                                      5,786                77
   Other income                                           304               323
   Interest expense                                   (79,169)             (810)
                                                  -----------       -----------

Income (loss) before taxes                           (296,036)         (228,208)

Provision for income taxes                                 --                --
                                                  -----------       -----------

Net (loss)                                           (296,036)         (228,208)

Other comprehensive income(loss)                        7,586            (2,308)
                                                  -----------       -----------

Comprehensive (loss)                                 (288,450)         (230,516)

Basic (loss) per share                                  (0.04)            (0.04)
                                                  ===========       ===========

Basic average shares outstanding                    6,613,193         6,051,431
                                                  ===========       ===========


                       See Notes to Financial Statements.

                          MEDSEARCH TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                            2001         2000
                                                            ----         ----

Operating Activities
--------------------
   Net income or (loss)                                  $(296,036)   $(228,208)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
   Expenses not requiring the use of cash                   69,302           --
   Stock and warrant compensation                           13,250        9,000
   Depreciation and amortization                            30,633       23,158
   Amortization of unearned compensation                    61,980       61,985
   Changes in operating assets and liabilities net of
      effects of the purchase of TNJ Products:
   (Increase) decrease in accounts receivable             (117,408)     (54,290)
   (Increase) decrease in inventory                            238        1,675
   (Increase) decrease in current assets                       362      (13,783)
   Increase (decrease) in payables                         (47,366)      41,568
                                                         ---------    ---------
   Net cash (used) by operating activities                (285,045)    (158,895)

Investing Activities
--------------------
   Purchase of fixed assets                                     --       (6,303)
                                                         ---------    ---------
   Net cash provided(used) by investing activities               0       (6,303)

Financing Activities
--------------------
   Increase in note payable-auto                            33,606           --
   Foreign currency adjustment                                  --       (2,708)
   Increase in demand note payable                              --      100,000
   Payment of bank loan and note payable                   (43,658)    (151,057)
                                                         ---------    ---------
   Net cash used by financing activities                   (10,052)     (53,765)
                                                         ---------    ---------
   Increase (decrease) in cash                            (295,097)    (218,963)
   Cash at beginning of period                             610,608      367,840
                                                         ---------    ---------
   Cash at end of period                                 $ 315,511    $ 148,877
                                                         =========    =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during period for:
      Interest                                           $  30,000    $     810
                                                         =========    =========
      Income taxes                                       $      --    $      --
                                                         =========    =========


                       See Notes to Financial Statements.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


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

         The accompanying unaudited financial statements have been prepared by Medsearch in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2001, its operating results for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Meduck Technologies, LTD. ("Meduck") and the Company's 100% owned subsidiaries TNJ Products, Inc. and M&W Medical Supply, LLC. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.

    b.   Foreign Currency Translation
         ----------------------------

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

    c.   Cash and Cash Equivalents
         -------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

    d.   Property and Equipment
         ----------------------

         Property and equipment are accounted for at cost and are depreciated over their estimated useful lives of 5 to 10 years on a straight-line basis.

    e.   Research and Development Costs
         ------------------------------

         Research and development costs are charged to operations as incurred. Machinery, equipment and other capital expenditures which have alternative future use beyond specific research and development activities are capitalized and depreciated over their estimated useful lives.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    f.   Income Taxes
         ------------

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    g.   Use of Estimates
         ----------------

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

    h.   Concentration of Credit Risk
         ----------------------------

         Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments at commercial banks and receivables of the Company. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit.

    i.   Goodwill, Patents and Licenses
         ------------------------------

         Goodwill is being amortized on a straight line basis over its estimated useful life of ten years.

         Patents are being amortized on a straight line basis over 10 years.

    j.   Revenue
         -------

         The Company records revenue when products or services are provided to customers.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    k.   Comprehensive Income
         --------------------

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

    l.   Earnings (loss) per share
         -------------------------

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

    m.   Deferred Loan Costs
         -------------------

         Deferred loan costs include the costs associated with the bridge loan payable and are being amortized using the straight-line method over the term of the related debt, and are included in net interest expense.

    n.   Stock Based Compensation
         ------------------------

         The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation."

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 3 - SHORT TERM BORROWINGS

         Short-term borrowings consist of the following:

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----

         10% bridge loan payable August 31, 2001        $1,107,500   $1,107,500
         10% bridge loan payable October 20, 2001          225,000      225,000
                                                        ----------   ----------
                                                        $1,332,500   $1,332,500
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

         On October 20, 2000 the Company sold an additional 2.25 bridge units for net proceeds of $192,339.

         The Company as part of the bridge note financing incurred the following deferred loan costs that are being amortized over the life of the loan at:

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----

         Selling commissions and expenses               $  199,320   $  199,320
         Bridge warrants issued                            421,462      421,462
                                                        ----------   ----------
                                                           620,782      620,782
         Less: Amortization charged to interest expense    (70,448)     (39,409)
                                                        ----------   ----------
                                                        $  550,334   $  581,373
                                                        ==========   ==========

         The Company has given a deposit of $50,000 to the bridge note placement agent for a possible equity placement.

         At March 31, 2001 and December 31, 2000 the carrying value of short-term borrowings approximated fair values.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 4 - NOTES PAYABLE LONG TERM

         Notes payable consisted of the following:

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----

         12% note payable to Argos Associates           $  500,000   $  500,000
         Installment loan                                   33,606       43,658
                                                        ----------   ----------
                                                           533,606      543,658
         Less current portion                               (1,600)     (43,658)
                                                        ----------   ----------
                                                        $  532,006   $  500,000
                                                        ==========   ==========

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

         The installment loan payable to a finance company is secured by an automobile and it is payable in monthly installments of $622, which include principal and interest through March, 2001, at which time a final balloon payment of $32,943 is due. The interest rate on the loan is 8.5%. The Company refinanced the loan in March, 2001 and is now paying monthly installments of $697, which includes principal and interest at 8.99% through March, 2006.

Note 5 - NOTES RECEIVABLE

         Notes receivable consist of the following:

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----

         Note receivable                                $  166,117   $  166,117
         Reserve for bad debt                             (141,117)    (141,117)
                                                        ----------   ----------
                                                        $   25,000   $   25,000
                                                        ==========   ==========

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 6 - STOCKHOLDERS' EQUITY

         Stock issued for services
         -------------------------

         On August 16, 2000 the Company issued 70,000 shares of its $0.001 par value common stock for services valued at $175,000 or $2.50 per share and 15,000 common stock purchase warrants(each warrant allows the holder to purchase a share of common stock at $2.00) valued at $22,500 or $1.50 per warrant for services totaling $197,500.

         On March 1, 2001 25,000 shares of the Company's $0.001 par value common stock were issued to Senator Robert Singer for joining the Company's advisory board. $13,250 was charged to expense in 2001.

         In January 2001, the Company reduced the exercise price of the warrants issued for the M&W acquisition from $2.00 and $3.00 per share to $1.00 and $1.50 per share, respectively. Additionally, Dr. Wurzburger was issued 25,000 common stock purchase warrants for joining the Company's advisory board. Each warrant allows the holder to purchase a share of the Company's common stock for $1.00 per share and expires in March 2004. March, 2004.

         Stock Issued For Compensation
         -----------------------------

         During June 1999, the Company issued 20,000 restricted common shares to an officer and 10,000 restricted common shares to a director for services rendered valued at $52,500. Additionally, the Company issued 125,000 restricted common shares valued at $218,750, to an officer for services to be rendered over the next three years. The unearned compensation of $218,750 is being amortized over 36 months. For the year ended December 31, 2000, $72,917 and for the three months ended March 31, 2001, $18,230 of unearned compensation was charged to expense.

         On July 7, 1999 the Company issued 300,000 restricted shares of the Company's common stock valued at $525,000 to Omnistar Enterprises, Ltd, a company owned by an officer of the Company's subsidiary, as additional compensation for services to be performed over the next three years. The additional compensation is being amortized over 36 months. For the year ended December 31, 2000, $175,000 and for the three months ended March 31, 2001, $43,750 was charged to expense.

         Common Stock Warrants
         ---------------------

         During 2000, the Company issued 140,000 common stock purchase warrants to its advisory board and extended 381,400 warrants that were due to expire previously issued to its chairman and former officers.

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 6 - STOCKHOLDERS' EQUITY (Continued)

         During 1999 the Company issued to its attorneys, 50,000 warrants to purchase common stock, exercisable at $1.25 per share which expire December 31, 2002 and issued to a director 30,000 warrants to purchase common stock, exercisable at $3.00 per share which expire February 28, 2003. In August, 2000 the director's 30,000 warrants were cancelled.

         Warrants to purchase 5,889,040 shares of common stock were exercisable at March 31, 2001 and warrants to purchase 5,864,040 shares of common stock were exercisable at December 31, 2000. The per share exercise prices of these warrants are as follows:

                                             March 31, 2001
                                                Exercise         Year of
                               Shares             Price         Expiration
                               ------             -----         ----------

                                 666,240          1.00             2005
                                 646,400          1.00         2001 to 2004
                               4,080,000          1.25             2002
                                 100,000          1.50             2004
                                 396,400          2.00         2001 to 2002
                            ------------
                   Total       5,889,040
                            ============

                                           December 31, 2000
                                                Exercise         Year of
                               Shares             Price         Expiration
                               ------             -----         ----------

                                 666,240          1.00             2005
                                 521,400          1.00         2001 to 2003
                               4,080,000          1.25             2002
                                 496,400          2.00         2001 to 2003
                                 100,000          3.00             2002
                            ------------
                   Total       5,864,040
                            ============

         The following is a summary of warrant transactions:

                                                     Three months    Year ended
                                                        ended       December 31,
                                                    March 31, 2001      2000
                                                    --------------  ------------
              Outstanding at beginning of period       5,864,040      5,102,800
              Issued as part of unit sale                     --        666,240
              Warrants expired                                --        (60,000)
              New warrants issued                         25,000        155,000
                                                      ----------     ----------
              Outstanding and eligible for exercise    5,889,040      5,864,040
                                                      ==========     ==========

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 7 - COMPREHENSIVE (LOSS)

         Accumulated other comprehensive (loss) consists of the following:

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
         Foreign currency translation adjustment         $  7,586     $  1,620
                                                         ========     ========

         A summary of the component of other comprehensive (loss) for the three months ended March 31, 2001 is as follows:

                                                 Before-Tax   Income   After-Tax
                                                   Amount       Tax      Amount
                                                   ------       ---      ------
         Net foreign currency translation         $  7,586   $     --   $  7,586
                                                  ========   ========   ========

         Other comprehensive (loss)               $  7,586   $     --   $  7,586
                                                  ========   ========   ========

         A summary of the component of other comprehensive (loss) for the year ended December 31, 2000 is as follows:

                                                 Before-Tax   Income   After-Tax
                                                   Amount       Tax      Amount
                                                   ------       ---      ------
         Net foreign currency translation         $  1,620   $     --   $  1,620
                                                  ========   ========   ========

         Other comprehensive (loss)               $  1,620   $     --   $  1,620
                                                  ========   ========   ========

                                     Item 2
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Results of Operations
---------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE
                        MONTHS ENDED MARCH 31, 2000

Net sales for the three month period ended March 31, 2001 were $173,351 while sales for the three months ended March 31, 2000 were $163,278 an increase of $10,073 (6%). The sales increase is attributable to TNJ opening a second sales location in late 2000.

Gross profit for the three months ended March 31, 2001 amounted to $134,541 (78% of sales), compared to $117,888 (72% of sales) for the corresponding three months of 2000. The increase in gross margin is principally attributable to higher gross profits on the items sold during 2001.

Research and development costs decreased by approximately $31,000 from the first quarter of 2000. To conserve cash, the Company reduced spending on research and development.

Stock compensation charges of $75,230 was recorded in 2001 versus $70,998 in 2000. This expense relates to stock and warrants issued to officers and directors that is being expensed as earned.

General and administrative expenses for the three months ended March 31, 2001 were approximately $263,000, compared to $223,000 for the three months ended March 31, 2000. The increase of $40,000 results from increased interest expense due to the additional borrowings during the year ended December 31, 2000.

As a result of the foregoing, The Company incurred net losses of $296,036 or ($.04) per share for the three months ended March 31, 2001 compared to net losses of $228,808 or ($.04) per share for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the Company had cash and cash equivalents of $315,511 principally due to its bridge loan financing in August and October, 2000. Additionally, the Company issued its common stock in lieu of cash payments for compensation and consulting fees where possible. This trend is expected to continue in the second, third and fourth quarters of 2001.

The Company believes that its current cash and cash equivalents will meet its working capital obligations and fund further development of its business for the next five months at which time the bridge loan financing is payable. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

For the long term the Company plans to seek additional equity capital to fund operations and pay down the bridge loans.

                           Part II - Other Information


Item 2.  Changes in Securities.

         During the first quarter ended March 31, 2001, the Company issued 25,000 shares of common stock to a member of its advisory board. The sale was made in reliance on Section 4(2) of the Act.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Medsearch Technologies, Inc.



Dated:  May 18, 2001                   By: /s/ JACOB MELLER
                                       ----------------------------
                                       Name:  Jacob Meller
                                       Title: President