Form 10QSB
period 2001-06-30
MEDSEARCH TECHNOLOGIES INC
filed 2001-08-20
CIK 1093759

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

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-27135

                          MEDSEARCH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       13-4070962
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                       Identification No.)


                             5011 N. Lincoln Avenue
                                Chicago, IL 60625
              (Address of principal executive offices and zip code)

                                 (773) 907-0680
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 6,649,582 shares of common stock, $.001 par value, as of June 30, 2001.

================================================================================

                          MEDSEARCH TECHNOLOGIES, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                            Page
Part I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000                                 3

         Condensed Consolidated Statements of Operations
           Three months and six months ended June 30, 2001 and 2000            4

         Condensed Consolidated Statements of Cash Flows
           Three months and six months ended June 30, 2001 and 2000            5

         Notes to Condensed Consolidated Financial Statements               6-15

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       16-17



PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                18

         Signatures                                                           19


                          MEDSEARCH TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                                            June 30,           December 31,
                                                                              2001                2000
                                                                          --------------      --------------
                        ASSETS                                             (Unaudited)
                        ------
Current Assets
  Cash and equivalents                                                    $      210,123      $      610,608
  Accounts receivable-net                                                        265,857             202,273
  Note receivable-net                                                             25,000              25,000
  Inventory                                                                       16,649              11,231
  Other receivable                                                                20,844              14,844
  Prepaid expenses                                                                10,436               9,966
                                                                          --------------      --------------
          Total Current Assets                                                   548,909             873,922

  Fixed assets-net                                                                94,576             105,717

Other assets
  Deposits                                                                        13,400             119,302
  Patents-net                                                                    288,210             296,958
  Deferred loan costs-net                                                        519,296             581,373
  Goodwill-net                                                                   727,965             773,463
                                                                          --------------      --------------
          Total Other Assets                                                   1,548,871           1,771,096
                                                                          --------------      --------------
TOTAL ASSETS                                                              $    2,192,356      $    2,750,735
                                                                          ==============      ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities
  Bridge loan payable                                                     $    1,332,500      $    1,332,500
  Accounts payable and accrued expenses                                          389,416             405,172
  Current portion of note payable                                                  1,600              43,658
                                                                          --------------      --------------
          Total Current Liabilities                                            1,723,516           1,781,330

Note payable                                                                     529,847             500,000
Commitments and contingencies                                                        -                   -
Minority interest                                                                    -                   -

Stockholders' Equity (Deficit)
  Common stock, 50,000,000 shares authorized at $.001
    par value; issued and outstanding 6,649,582 at June 30, 2001
    and 6,604,582 at December 31, 2000                                             6,649               6,604
  Preferred stock 2,000,000 shares authorized at $.001 par
    value; issued and outstanding none
  Capital in excess of par value                                               6,115,387           5,711,856
  Deficit                                                                     (5,981,093)         (4,883,928)
  Currency translation adjustment                                                 39,884                 667
  Unearned compensation                                                         (241,834)           (365,794)
                                                                          --------------      --------------
          Total Stockholders' Equity (Deficit)                                   (61,007)            469,405
                                                                          --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    2,192,356      $    2,750,735
                                                                          ==============      ==============



         See Notes to Financial Statements.



                MEDSEARCH TECHNOLOGIES, INC.
           Consolidated Statements of Operations
                        (Unaudited)


                                                    For the Three Months                     For the Six Months
                                                       Ended June 30,                          Ended June 30,
                                            ----------------------------------      ----------------------------------
                                                 2001                2000                2001                  2000
                                            --------------      --------------      --------------      --------------
Sales revenues                              $      261,036      $      120,119      $      434,387      $      283,380

Cost of sales                                      149,199              46,896             188,009              92,387
                                            --------------      --------------      --------------      --------------
Gross profit                                       111,837              73,223             246,378             190,993

Stock compensation                                 376,619              70,985             147,810             141,970
Research and development                            44,362              96,305              63,512             147,533
General and administrative expenses                337,693             256,790             904,850             479,063
                                            --------------      --------------      --------------      --------------
                                                   758,674             424,080           1,116,172             768,566

    Loss from operations                          (646,837)           (350,857)           (869,794)           (577,573)

Other income and expenses
    Interest income                                  1,295                 274               7,081                 274
    Other income                                       789              19,875               1,093              20,198
    Interest expense                               (96,688)            (24,508)           (175,857)            (25,241)
    Interest expense-paid in warrants              (59,687)                -               (59,687)                -
                                            --------------      --------------      --------------      --------------

Income (loss) before taxes                        (801,128)           (355,216)         (1,097,164)           (582,342)

Provision for income taxes                             -                   -                   -                   -
                                            --------------      --------------      --------------      --------------

Net (loss)                                        (801,128)           (355,216)         (1,097,164)           (582,342)

Other comprehensive (loss)                          31,631               1,317              39,217                (991)
                                            --------------      --------------      --------------      --------------

Comprehensive (loss)                              (769,497)           (353,899)         (1,057,947)           (583,333)

Basic (loss) per share                               (0.12)              (0.05)              (0.17)              (0.09)
                                            ==============      ==============      ==============      ==============

Basic average shares outstanding                 6,642,109           6,534,582           6,627,593           6,534,582
                                            ==============      ==============      ==============      ==============

             See Notes to Financial Statements.


                 MEDSEARCH TECHNOLOGIES, INC.
             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                          For the Three Months            For the Six Months
                                                             Ended June 30,                  Ended June 30,
                                                     ------------------------------   ---------------------------
                                                         2001               2000          2001           2000
                                                     --------------     -----------   -------------  ------------
Operating Activities
   Net income or (loss)                              $     (801,128)    $  (355,216)  $  (1,097,164) $   (582,342)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
  Expenses not requiring the use of cash                     43,029          34,082          51,587        33,000
  Stock and warrant compensation                            376,619             -           451,849         9,000
  Depreciation and amortization                              36,187          21,148          66,820        44,306
  Amortization of unearned compensation                      61,980          70,985         123,960       132,970
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                53,824          49,177         (63,584)       (5,113)
   (Increase) decrease in inventory                          (5,656)            -            (5,418)        1,675
   (Increase) decrease in current assets                     (6,832)        (11,704)         (6,470)      (25,487)
   (Increase) decrease in deposits                          107,138             -           105,902           -
   Increase (decrease) in payables                           31,610          38,778         (15,756)       80,346
                                                     --------------     -----------   -------------  ------------
   Net cash (used) by operating activities                 (103,229)       (152,750)       (388,274)     (311,645)

Investing Activities
   Repayment of officer loan                                    -          (163,800)            -        (163,800)
   Purchase of fixed assets                                     -              (566)            -          (6,869)
                                                     --------------     -----------   -------------  ------------
   Net cash provided(used) by investing activities              -          (164,366)            -        (170,669)

Financing Activities
   Increase in note payable-auto                                -               -            33,606           -
   Foreign currency adjustment                                  -             1,717             -            (991)
   Increase in demand note payable                              -           298,920             -         250,000
   Payment of bank loan and note payable                     (2,159)            -           (45,817)       (2,137)
                                                     --------------     -----------   -------------  ------------
   Net cash used by financing activities                     (2,159)        300,637         (12,211)      246,872
                                                     --------------     -----------   -------------  ------------
   Increase (decrease) in cash                             (105,388)        (16,479)       (400,485)     (235,442)
   Cash at beginning of period                              315,511         148,877         610,608       367,840
                                                     --------------     -----------   -------------  ------------
   Cash at end of period                             $      210,123  $      132,398   $     210,123  $    132,398
                                                     ==============     ===========   =============  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during period for:
     Interest                                        $       20,000  $        2,973   $      50,000  $      3,707
                                                     ==============     ===========   =============  ============
     Income taxes                                    $          -    $          -     $         -    $        -
                                                     ==============     ===========   =============  ============



              See Notes to Financial Statements.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

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

         The accompanying unaudited financial statements have been prepared by Medsearch in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 2001, its operating results for the three and six months ended June 30, 2001 and 2000 and cash flows for the three and six months ended June 30, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

         The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

    i.   Goodwill, Patents and Licenses
         -------------------------------

         Goodwill is being amortized on a straight line basis over its estimated useful life of ten years.

         Patents are being amortized on a straight line basis over 10 years.

    j.   Revenue
         -------

         The Company records revenue when products or services are provided to customers.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 3-  SHORT TERM BORROWINGS

         Short-term borrowings consist of the following:
                                                                  June 30,          December 31,
                                                                    2001                2000
                                                                --------------      --------------
         10% bridge loan payable August 31, 2001                $    1,107,500      $    1,107,500
         10% bridge loan payable October 20, 2001                      225,000             225,000
                                                                --------------      --------------

                                                                $    1,332,500      $    1,332,500
                                                                ==============      ==============


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

         On October 20, 2000 the Company sold an additional 2.25 bridge units for net proceeds of $192,339.

         The Company as part of the bridge note financing incurred the following deferred loan costs that are being amortized over the life of the loan at:

                                                                  June 30,           December 31,
                                                                    2001                 2000
                                                                --------------      --------------
         Selling commissions and expenses                       $      199,320      $      199,320
         Bridge warrants issued                                        421,462             421,462
                                                                --------------      --------------
                                                                       620,782             620,782
         Less: Amortization charged to interest expense               (101,486)            (39,409)
                                                                --------------      --------------
                                                                $      519,296      $      581,373
                                                                ==============      ==============

         The Company has given a deposit of $50,000 to the bridge note placement agent for a possible equity placement which was expensed at June 30, 2001.

         At June 30, 2001 and December 31, 2000 the carrying value of short-term borrowings approximated fair values.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


Note 4-  NOTES PAYABLE LONG TERM

         Notes payable consisted of the following:
                                                                   June 30,          December 31,
                                                                     2001               2000
                                                                --------------      --------------
         12% note payable to Argos Associates                   $      500,000      $      500,000
         Installment loan                                               31,447              43,658
                                                                --------------      --------------
                                                                       531,447             543,658
         Less current portion                                           (1,600)            (43,658)
                                                                --------------      --------------
                                                                $      529,847      $      500,000
                                                                ==============      ==============

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

         On April 1, 2001 the Company extended 500,000 warrants previously issued to Argos with an exercise price of $1.25 per share from December 31, 2002 to May 31, 2005 and changed the exercise price to $1.00. Additionally, the Company issued to Argos 250,000 warrants to purchase common stock of the Company for $1.00 per share for extending its loan. These warrants expire on August 31, 2005. The Company valued this transaction at $59,687 which was charged to interest expense in the quarter ending June 30, 2001.

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

Note 5-  NOTES RECEIVABLE

         Notes receivable consist of the following:
                                                                    June 30,          December 31,
                                                                     2001                2000
                                                                --------------      --------------
         Note receivable                                        $      166,117      $      166,117
         Reserve for bad debt                                         (141,117)           (141,117)
                                                                --------------      --------------
                                                                $       25,000      $       25,000
                                                                ==============      ==============

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 6-  STOCKHOLDERS' EQUITY

         Stock issued for services
         -------------------------

         On March 1, 2001 25,000 shares of the Company's $0.001 par value common stock were issued to Senator Robert Singer for joining the Company's advisory board. $13,250 was charged to expense in 2001.

         On May 4, 2001, 20,000 shares of the Company's $0.001 par value common stock were issued to Mr. Arie Ovadia for joining the Company's Board of Directors. $10,600 was charges to expense in 2001.

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

         In April 2001, the Company issued 520,000 warrants and 250,000 warrants to purchase common stock of the Company for $1.00 to certain employees and its chairman, respectively. These warrants expire on April 1, 2003.

         The Company also extended 250,000 warrants from October 1, 2001 to October 1, 2003 for its chairman with an exercise price of $1.00 and 250,000 warrants from October 1, 2001 to October 1, 2003 with an exercise price of $2.00.

         The Company extended 800,000 warrants which would have expired December 31, 2002 with an exercise price of $1.25 to July 31, 2006 and 3,200,000 warrants from December 31, 2002 to May 31, 2005 and changed their exercise price from $1.25 to $1.00. The Company has valued the transaction at $313,726 and has expensed $59,687 as interest expense and $254,839 as consulting fees for the three months ended June 30, 2001.

         The Company issued to a lender 250,000 warrants to purchase common stock of the Company for $1.00 per share for extending its loan. These warrants expire on August 31, 2005.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 6-  STOCKHOLDERS' EQUITY (continued)

         Stock Issued For Compensation
         -----------------------------

         During June 1999, the Company issued 20,000 restricted common shares to an officer and 10,000 restricted common shares to a director for services rendered valued at $52,500. Additionally, the Company issued 125,000 restricted common shares valued at $218,750, to an officer for services to be rendered over the next three years. The unearned compensation of $218,750 is being amortized over 36 months. For the year ended December 31, 2000, $72,917 and for the six months ended June 30, 2001, $36,460 of unearned compensation was charged to expense.

         On July 7, 1999 the Company issued 300,000 restricted shares of the Company's common stock valued at $525,000 to Omnistar Enterprises, Ltd, a company owned by an officer of the Company's subsidiary, as additional compensation for services to be performed over the next three years. The additional compensation is being amortized over 36 months. For the year ended December 31, 2000, $175,000 and for the six months ended June 30, 2001, $87,500 was charged to expense.

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

                          MEDSEARCH TECHNOLOGIES, INC.
                           (Formerly MEDSEARCH, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 6-  STOCKHOLDERS' EQUITY (Continued)

         Warrants to purchase 6,909,040 shares of common stock were exercisable at June 30, 2001 and warrants to purchase 5,864,040 shares of common stock were exercisable at December 31, 2000. The per share exercise prices of these warrants are as follows:


                                                       June 30, 2001
                                                       -------------
                                                         Exercise            Year of
                                      Shares              Price            Expiration
                                      ------              -----            ----------
                                     131,400               1.00                2002
                                   1,160,000               1.00                2003
                                     125,000               1.00                2004
                                   4,116,240               1.00                2005
                                      80,000               1.25                2002
                                     800,000               1.25                2006
                                     100,000               1.50                2004
                                     146,400               2.00                2002
                                     250,000               2.00                2003
                                ------------
                   Total           6,909,040
                                ============


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
                                ============


           The following is a summary of warrant transactions:

                                                        Six months           Year ended
                                                           ended            December 31,
                                                       June 30, 2001            2000
                                                      --------------      ---------------
         Outstanding at beginning of period                5,864,040            5,102,800
         Issued as part of unit sale                             -                666,240
         Warrants expired                                        -                (60,000)
         New warrants issued                               1,045,000              155,000
                                                      --------------      ---------------
         Outstanding and eligible for exercise             6,909,040            5,864,040
                                                      ==============      ===============

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 7-  COMPREHENSIVE (LOSS)


         Accumulated other comprehensive (loss) consists of the following:
                                                                                 June 30,          December 31,
                                                                                   2001                  2000
                                                                                   ----                  ----
         Foreign currency translation adjustment                                $    39,217        $     1,620
                                                                                ===========        ===========


         A summary of the component of other comprehensive (loss) for the three months ended June 30, 2001 is as follows:

                                                             Before-Tax           Income             After-Tax
                                                               Amount               Tax               Amount
                                                            -----------         ----------         -----------
         Net foreign currency translation                   $    31,631         $       -          $    31,631
                                                            ===========         ===========        ===========

         Total other comprehensive (loss)                   $    31,631         $       -          $    31,631
                                                            ===========         ===========        ===========

         A summary of the component of other comprehensive (loss) for the six months ended

         June 30, 2001 is as follows:
                                                             Before-Tax           Income               After-Tax
                                                               Amount               Tax                 Amount
                                                            -----------         ----------         -----------
         Net foreign currency translation                   $    39,217         $       -          $    39,217
                                                            ===========         ==========         ===========

         Total other comprehensive (loss)                   $    39,217         $       -          $    39,217
                                                            ===========         ==========         ===========

         A summary of the component of other comprehensive (loss) for the year ended December 31, 2000 is as follows:

                                                             Before-Tax          Income               After-Tax
                                                               Amount              Tax                 Amount
                                                            -----------         ----------         -----------
         Net foreign currency translation                   $     1,620         $       -          $     1,620
                                                            ===========         ==========         ===========

         Total other comprehensive (loss)                   $     1,620         $       -          $     1,620
                                                            ===========         ==========         ===========

Note 8-  LITIGATION

         In June 2001, the Company settled its litigation with its landlord and relocated the corporate offices to Chicago, Illinois.

                                     Item 2

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations
         ---------------------

         RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Net sales for the three month period ended June 30, 2001 were $261,036 while sales for the three months ended June 30, 2000 were $120,119 an increase of $140,917 (117%). The sales increase is attributable to TNJ opening a second sales location in late 2000.

         Gross profit for the three months ended June 30, 2001 amounted to $111,837 (43% of sales), compared to $73,223 (61% of sales) for the corresponding three months ended June 30, 2000. The decrease in gross margin is principally attributable to lower gross profits on the items sold during 2001.

         Research and development costs decreased by approximately $52,000 from the second quarter of 2000. To conserve cash, the Company reduced spending on research and development.

         Stock compensation charges of $376,619 was recorded for the three months ended June 30, 2001 versus $70,985 for the three months ended June 30, 2000. This expense relates to stock and warrants issued to officers, directors and others that is being expensed as earned.

         General and administrative expenses for the three months ended June 30, 2001 were approximately $338,000, compared to $257,000 for the three months ended June 30, 2000. The increase of $81,000 results from expensing the $50,000 deposit held by the bridge note placement agent, $4,000 for professional fees and $27,000 for additional rent resulting from the closing of the New York office and the move to Chicago and opening a new office in Israel.

         Interest expenses for the three months ended June 30, 2001 was approximately $156,000, compared to $25,000 for the three months ended June 30, 2000. The increase of $131,000 results from increased interest expense due to the additional borrowings during the year ended December 31, 2000 of $71,000 and $60,000 from the issuance of warrants.

         As a result of the foregoing, The Company incurred net losses of $801,128 or ($.12) per share for the three months ended June 30, 2001 compared to net losses of $355,216 or ($.05) per share for the same period in 2000.

         ---------------------------------

         RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Net sales for the six month period ended June 30, 2001 were $434,387 while sales for the six months ended June 30, 2000 were $283,380 an increase of $151,007 (53%). The sales increase is attributable to TNJ opening a second sales location in late 2000.

         Gross profit for the six months ended June 30, 2001 amounted to $246,378 (57% of sales), compared to $190,993 (67% of sales) for the corresponding six months ended June 30, 2000. The decrease in gross margin is principally attributable to lower gross profits on the items sold during 2001.

         Research and development costs decreased by approximately $84,000 from the first half year of 2000. To conserve cash, the Company reduced spending on research and development.

         Stock compensation charges of $451,849 was recorded in 2001 versus $141,970 in 2000. This expense relates to stock and warrants issued to officers, directors and others that is being expensed as earned.

         General and administrative expenses for the six months ended June 30, 2001 were approximately $601,000, compared to $479,000 for the six months ended June 30, 2000. The increase of $122,000 results from expensing the $50,000 deposit held by the bridge note placement agent, $40,000 for professional fees and $29,000 for additional rent resulting from the closing of the New York office and the move to Chicago and opening a new office in Israel.

         Interest expense for the six months ended June 30, 2001 was approximately $236,000, compared to $25,000 for the six months ended June 30, 2000. The increase of $211,000 resulted from increased interest expense due to the additional borrowings during the year ended December 31, 2000, of $151,000 and $60,000 from the issuance of warrants.

         As a result of the foregoing, The Company incurred net losses of $1,097,164 or ($.17) per share for the six months ended June 30, 2001 compared to net losses of $582,342 or ($.09) per share for the same period in 2000.

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 2001, the Company had cash and cash equivalents of $210,123 principally due to its bridge loan financing in August and October, 2000. Additionally, the Company issued its common stock in lieu of cash payments for compensation and consulting fees where possible. This trend is expected to continue in the third and fourth quarters of 2001.

         The Company believes that its current cash and cash equivalents will meet its working capital obligations and fund further development of its business for the next two months at which time the bridge loan financing is payable. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

         For the long term the Company plans to seek additional equity capital to fund operations and pay down the bridge loans.

                           Part II - Other Information

         Item 2. Changes in Securities.

         During the second quarter ended June 30, 2001, the Company issued 20,000 shares of common stock to a member of its Board of Directors. The sale was made in reliance on Section 4(2) of the Act.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Medsearch Technologies, Inc.



Dated:  August 17, 2001                     By:  /s/ JACOB MELLER
                                                 -------------------------------
                                                 Name:  Jacob Meller
                                                 Title: President