Form 10QSB
period 2001-09-30
MEDSEARCH TECHNOLOGIES INC
filed 2001-11-20
CIK 1093759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 6,649,582 shares of common stock, $.001 par value, as of September 30, 2001.

                          MEDSEARCH TECHNOLOGIES, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


 PART  I.     CONDENSED  CONSOLIDATED  FINANCIAL  INFORMATION

                                                                           PAGE
                                                                           ----
 Item  1.     Condensed  Consolidated  Financial  Statements

              Condensed  Consolidated  Balance  Sheets
               September  30,  2001  and  December  31,  2000                 3

              Condensed  Consolidated  Statements  of  Operations
              Three  and Nine months ended September  30, 2001 and 2000       4

              Condensed  Consolidated  Statements  of  Cash  Flows
              Three and Nine months ended  September  30,  2001 and 2000      5

              Notes  to  Condensed  Consolidated  Financial  Statements    6-12

 Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  13-15



 PART  II.  OTHER  INFORMATION

 Item 3.    Defaults Upon Senior Securities                                  16

            Signatures                                                       17

                                    MEDSEARCH TECHNOLOGIES, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                           September    December 31,
                                                                             2001          2000
                                                                             ----          ----
                                         ASSETS                           (Unaudited)
                                       -----------
   Current Assets
    Cash and equivalents                                             $       172,165   $   610,608
    Accounts receivable-net                                                  285,666       202,273
    Note receivable-net                                                       25,000        25,000
    Inventory                                                                 19,000        11,231
    Other receivable                                                          20,844        14,844
    Prepaid expenses                                                          10,007         9,966
            Total Current Assets                                             532,682       873,922
                                                                     ----------------  ------------

    Fixed assets-net                                                          57,950       105,717

  Other assets
    Deposits                                                                   1,131       119,302
    Patents-net                                                              283,836       296,958
    Deferred loan costs-net                                                  495,081       581,373
    Goodwill-net                                                             705,216       773,463
                                                                     ----------------  ------------
            Total Other Assets                                             1,485,264     1,771,096
                                                                     ----------------  ------------
  TOTAL ASSETS                                                       $     2,075,896   $ 2,750,735
                                                                     ================  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    --------------------------------------
  Liabilities
    Bridge loan payable                                              $     1,332,500   $ 1,332,500
    Accounts payable and accrued expenses                                    469,809       405,172
    Current portion of note payable                                            6,180        43,658
                                                                     ----------------  ------------
            Total Current Liabilities                                      1,808,489     1,781,330

  Note payable                                                               535,645       500,000
  Commitments and contingencies                                                    -             -
  Minority interest                                                                -             -

  Stockholders' Equity (Deficit)
    Common stock, 50,000,000 shares authorized at $.001
      par value; issued and outstanding 6,649,582 at September 30,
      2001 and 6,604,582 at December 31, 2000                                  6,649         6,604
    Preferred stock 2,000,000 shares authorized at $.001 par
      value; issued and outstanding none
    Capital in excess of par value                                         6,145,387     5,711,856
    Deficit                                                               (6,270,092)   (4,883,928)
    Currency translation adjustment                                           61,169           667
    Unearned compensation                                                   (211,351)     (365,794)
                                                                     ----------------  ------------
            Total Stockholders' Equity (Deficit)                            (268,238)      469,405
                                                                     ----------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     2,075,896   $ 2,750,735
                                                                     ================  ============

                       See Notes To Financial Statements.



                                 MEDSEARCH TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                            For the Three Months         For the Nine Months
                                             Ended September 30,         Ended September 30,
                                             2001          2000          2001          2000
                                              ----         ----          ----          ----
  Sales revenues                          $  175,681   $  144,794      610,068   $   421,945

  Cost of sales                               21,870       37,059      209,879       123,217
                                         -----------  -----------  ------------  ------------
  Gross profit                               153,811      107,735      400,189       298,728

  Stock compensation                          30,483       70,985      482,332       212,955
  Research and development                    (2,747)      84,601       60,765       234,303
  General and administrative expenses        358,228      446,390      959,039       928,804
                                         -----------  -----------  ------------  ------------
                                             385,964      601,976    1,502,136     1,376,062

      Loss from operations                  (232,153)    (494,241)  (1,101,947)   (1,077,334)

  Other income and expenses
      Interest income                              -          166        7,081           440
      Other income (expense)                  (4,325)       4,730       (3,232)       25,216
      Interest expense                       (84,809)     (60,702)    (260,666)      (83,833)
      Interest expense-paid in warrants            -            -      (59,687)            -
                                         -----------  -----------  ------------  ------------

  Income (loss) before taxes                (321,287)    (550,047)  (1,418,451)   (1,135,511)

  Provision for income taxes                       -            -            -             -
                                         -----------  -----------  ------------  ------------

  Net (loss)                                (321,287)    (550,047)  (1,418,451)   (1,135,511)

  Other comprehensive (loss)                  21,285       (4,068)      60,502        (5,059)
                                         -----------  -----------  ------------  ------------

  Comprehensive (loss)                      (300,002)    (554,115)  (1,357,949)   (1,140,570)

  Basic (loss) per share                       (0.05)       (0.08)       (0.21)        (0.17)
                                         ============  ===========  ===========  =============
  Basic average shares outstanding         6,642,109    6,534,582    6,642,109     6,534,582
                                         ============  ===========  ===========  =============

                       See Notes To Financial Statements.

                                         MEDSEARCH TECHNOLOGIES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                    For the Three Months             For the Nine Months
                                                                     Ended September 30,              Ended September 30,
                                                                     2001              2000          2001          2000
                                                                     ----              ----          ----          ----
   Operating Activities
   ----------------------
     Net income or (loss)                                       $   (321,287)      $   (550,047)  $(1,418,451)    $(1,135,511)
     Adjustments to reconcile net income or (loss)
        to net cash used by operating activities:
    Foreign currency adjustment                                            -                  -             -           2,688
    Stock and warrant compensation                                   112,391             35,674       526,834          44,674
    Rent and compensation adjustment                                  30,000             66,000        96,000          99,000
    Depreciation and amortization                                     28,022             66,085        94,842         110,825
    Loss on fixed asset sale                                           5,053                  -         5,053               -
    Amortization of unearned compensation                             30,483             70,986       154,443         203,956
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                      (19,809)           (41,884)      (83,393)        (46,997)
     (Increase) decrease in inventory                                 (2,351)            (4,331)       (7,769)         (2,656)
     (Increase) decrease in current assets                               429             28,097        (6,041)          2,610
     (Increase) decrease in deposits                                 (12,269)                 -       118,171               -
     Increase (decrease) in payables                                  80,393            107,306        64,637         187,652
                                                                     -----------  -----------------  ------------  -------------
     Net cash (used) by operating activities                         (68,945)          (222,114)     (455,674)       (533,759)


  Investing Activities
-----------------------------------------------------
     Loan to officer                                                       -            (15,000)            -         (28,800)
     Repayment of officer loan                                             -                  -             -        (150,000)
     Proceeds from sale of fixed assets                               32,532                  -        32,532               -
                                                                     -----------  -----------------  ------------  -------------
     Purchase of fixed assets                                              -               (445)            -          (7,314)
                                                                     -----------  -----------------  ------------  -------------
     Net cash provided(used) by investing activities                  32,532            (15,445)       32,532        (186,114)


  Financing Activities
------------------------
     Foreign currency adjustment                                           -             (4,068)            -          (5,059)
     Increase in demand note payable                                       -                  -        33,606         250,000
     Bridge loan                                                           -            906,074             -         906,074
     Payment of bank loan and note payable                            (1,545)            (1,100)      (48,907)         (3,237)
                                                                    -----------  -----------------  ------------  -------------
     Net cash used by financing activities                            (1,545)           900,906       (15,301)      1,147,778
                                                                    -----------  -----------------  ------------  -------------
     Increase (decrease) in cash                                     (37,958)           663,347      (438,443)        427,905
     Cash at beginning of period                                     210,123            132,398       610,608         367,840
                                                                    -----------  -----------------  ------------  -------------
     Cash at end of period                                      $    172,165       $    795,745       172,165       $ 795,745
                                                                    ===========  =================  ============  =============

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during period for:
       Interest                                                 $        546        $    26,767         1,274       $  30,474
                                                                   ===========  =================  ============  =============
       Income taxes                                             $          -        $         -             -       $       -
                                                                   ===========  =================  ============  =============

                       See Notes to Financial Statements.

                                        -5-

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

The accompanying unaudited financial statements have been prepared by Medsearch in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 2001, its operating results for the three and nine months ended September 30, 2001 and 2000 and cash flows for the three and nine months ended September 30, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


Note  2-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES



a.     Principles  of  Consolidation
       -----------------------------
The consolidated financial statements include the accounts of Meduck Technologies, LTD. ("Meduck") and the Company's 100% owned subsidiaries TNJ Products, Inc. and M&W Medical Supply, LLC. All significant intercompany accounts and transactions have been eliminated. Subsidiary losses in excess of the unrelated investors' interest are charged against the Company's interest.


b.     Foreign  Currency  Translation
       ------------------------------

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

c.     Cash  and  Cash  Equivalents
       ----------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

d.     Property  and  Equipment
       ------------------------

Property and equipment are accounted for at cost and are depreciated over their estimated useful lives of 5 to 10 years on a straight-line basis.

e.     Research  and  Development  Costs
       ---------------------------------

Research and development costs are charged to operations as incurred. Machinery, equipment and other capital expenditures which have alternative future use beyond specific research and development activities are capitalized and depreciated over their estimated useful lives.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

Note  2-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)



f.     Income  Taxes
       -------------

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

g.     Use  of  Estimates
       ------------------

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

h.     Concentration  of  Credit  Risk
       -------------------------------

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments at commercial banks and receivables of the Company. Cash and cash equivalents are temporarily invested in interest bearing accounts in financial institutions, and such investments may be in excess of the FDIC insurance limit.

i.     Goodwill,  Patents  and  Licenses
      ---------------------------------

Goodwill is being amortized on a straight line basis over its estimated useful life of ten years.

Patents  are  being  amortized  on  a  straight  line  basis  over  10  years.

j.     Revenue
       -------
The Company records revenue when products or services are provided to customers.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

Note  2-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)



k.     Comprehensive  Income
       ---------------------

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


l.     Earnings  (loss)  per  share
      ----------------------------

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

m.     Deferred  Loan  Costs
       ---------------------

Deferred loan costs include the costs associated with the bridge loan payable and are being amortized using the straight-line method over the term of the related debt, and are included in net interest expense.


n.     Stock  Based  Compensation
       --------------------------

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

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


Note  3 -  SHORT  TERM  BORROWINGS

           Short-term  borrowings  consist  of  the  following:

                                                  September 30,    December 31,
                                                        2001          2000
                                                        ----          ----
10% bridge loan payable August 31, 2001       $     1,107,500    $  1,107,500
10% bridge loan payable October 20, 2001              225,000         225,000
                                              ----------------  -------------
                                              $     1,332,500    $  1,332,500
                                              ================  =============

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

On October 20, 2000 the Company sold an additional 2.25 bridge units for net proceeds of $192,339.


The Company as part of the bridge note financing incurred the following deferred loan costs that are being amortized over the life of the loan at:

                                                   September 30,    December 31,
                                                        2001          2000
                                                        ----          ----
Selling commissions and expenses                  $   199,320     $  199,320
Bridge warrants issued                                421,462        421,462
                                                   ------------   --------------
                                                      620,782        620,782
Less: Amortization charged to interest expense              -        (39,409)
                                                   ------------    -------------
                                                  $   620,782     $  581,373
                                                   ============    =============

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

Note  3-     SHORT  TERM  BORROWINGS  (continued)

On August 31, 2001 the Company defaulted on its bridge loan; principal and interest payment due of $1,107,500 and $119,979, respectively. Additionally on October 20, 2001 the Company defaulted on its loan payment and interest due of $225,000 and $23,080, respectively. The Company is offering its bridge note holders 1) the right to immediately convert the notes into common stock of the Company at $0.25 per share plus for every five shares received in the conversion an additional share will be issued or 2) is asking for an extension of principal and interest payments until February 2003 at the same interest rate that the bridge notes currently pay. Additionally, for all bridge note holders participating in the conversion or extension, the exercise price of their bridge warrants will be decreased from $1.00 to $0.50.

In the event the bridge note holders demand immediate payment, the Company does not have sufficient resources to make these payments.


Note  4-     NOTES  PAYABLE  LONG  TERM

          Notes  payable  consisted  of  the  following:

                                        September 30, December 31,
                                            2001        2000
                                          ---------  ---------

    12% note payable to Argos Associates  $500,000   $500,000
    Installment loan                        41,825     43,658
                                          ---------  ---------
                                           541,825    543,658
    Less current portion                    (6,180)   (43,658)
                                          ---------  ---------
                                          $535,645   $500,000
                                          =========  =========

The note payable to Argos Associates ("Argos") was originally payable twelve months from the date of the last advance or May 25, 2001. The Company has exercised its option and extended the due date of the note to May 25, 2003. The total note payable is $500,000 with interest at 12% per annum.

                          MEDSEARCH TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

Note  4-     NOTES  PAYABLE  LONG  TERM  (continued)

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


Note  5-     NOTES  RECEIVABLE

          Notes  receivable  consist  of  the  following:

                                 September  30,       December  31,
                                       2001               2000
                             -------------------  -------------------
       Note receivable       $          166,117   $          166,117
       Reserve for bad debt            (141,117)            (141,117)
                             -------------------  -------------------
                             $           25,000   $           25,000
                             ===================  ===================


                                     ITEM 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS  OF  OPERATIONS
-----------------------

 RESULTS  OF  OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net sales for the three month period ended September 30, 2001 were $175,681 while sales for the three months ended September 30, 2000 were $144,794 an increase of $30,887 (21%). The sales increase is attributable to TNJ opening a second sales location in late 2000.

     Gross profit for the three months ended September 30, 2001 amounted to $153,811 (88% of sales), compared to $107,735 (74% of sales) for the corresponding three months ended September 30, 2000. The increase in gross margin is principally attributable to higher gross profits on the items sold during 2001.

     Research and development costs decreased by approximately $87,000 from the third quarter of 2000. To conserve cash, the Company reduced spending on research and development.

     Stock compensation charges of $30,483 was recorded for the three months ended September 30, 2001 versus $70,985 for the three months ended September 30, 2000. This expense relates to stock and warrants issued to officers, directors and others that is being expensed as earned.

     General and administrative expenses for the three months ended September 30, 2001 were approximately $358,000, compared to $446,600 for the three months ended September 30, 2000. The decrease of $88,000 results from the closing of the New York office and the move to Chicago whereby rent and staff were reduced.

     Interest expenses for the three months ended September 30, 2001 was approximately $85,000, compared to $61,000 for the three months ended September 30, 2000. The increase of $24,000 results from increased interest expense due to the additional borrowings during the year ended December 31, 2000.

     As a result of the foregoing, The Company incurred net losses of $321,287 or ($.05) per share for the three months ended September 30, 2001 compared to net losses of $550,047 or ($.08) per share for the same period in 2000.

------------------------------------

RESULTS  OF  OPERATIONS  - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net sales for the nine month period ended September 30, 2001 were $610,068 while sales for the nine months ended September 30, 2000 were $421,945 an increase of $188,123 (45%). The sales increase is attributable to TNJ opening a second sales location in late 2000.

     Gross profit for the nine months ended September 30, 2001 amounted to $400,189 (66% of sales), compared to $298,728 (71% of sales) for the corresponding nine months ended September 30, 2000. The decrease in gross margin is principally attributable to average lower gross profits on the items sold during 2001.

     Research and development costs decreased by approximately $173,000 from the comparable period of 2000. To conserve cash, the Company reduced spending on research and development.

     Stock compensation charges of $482,332 were recorded in 2001 versus $212,955 in 2000. This expense relates to stock and warrants issued to officers, directors and others that is being expensed as earned.

     General and administrative expenses for the nine months ended September 30, 2001 were approximately $959,000, compared to $929,000 for the nine months ended September 30, 2000.

     Interest expense for the nine months ended September 30, 2001 was approximately $261,000, compared to $84,000 for the nine months ended September 30, 2000. The increase of $177,000 resulted from increased interest expense due to the additional borrowings during the year ended December 31, 2000.

     As a result of the foregoing, The Company incurred net losses of $1,418,451 or ($.21) per share for the nine months ended September 30, 2001 compared to net losses of $1,135,511 or ($.17) per share for the same period in 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     At September 30, 2001, the Company had cash and cash equivalents of $172,165 principally due to its bridge loan financing in August and October, 2000 and the sale of furniture and fixtures in July 2001. Additionally, the Company issued its common stock in lieu of cash payments for compensation and consulting fees where possible. This trend is expected to continue in the fourth quarter of 2001.

-----------------------------------------------

     On August 31, 2001 the Company defaulted on its bridge loan notes; principal and interest payment due of $1,107,500 and $119,979, respectively. Additionally on October 20, 2001 the Company defaulted on its bridge loan note payment and interest due of $225,000 and $23,080, respectively. The Company is offering its bridge note holders 1) the right to immediately convert the notes into common stock of the Company at $0.25 per share plus for every five shares received in the conversion an additional share will be issued or 2) is asking for an extension of principal and interest payments until February 2003 at the same interest rate that the bridge notes currently pay. Additionally, for all bridge note holders participating in the conversion or extension, the exercise price of their bridge warrants will be decreased from $1.00 to $0.50.

     In the event the bridge note holders demand immediate payment, the Company does not have sufficient resources to make these payments to continue as a going concern.

     There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

     For the long term the Company plans to seek additional equity capital to fund operations and pay down the bridge loans.

                           PART II - OTHER INFORMATION


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          On August 31, 2001 the Company defaulted on its bridge loan payable of $1,107,500 and interest payable of $119,979. Additionally, on October 20, 2001 the Company defaulted on its bridge loan payable of $225,000 and interest payable of $21,205.

          At October 31, 2001 the Company was in default on its bridge loans payable of $1,332,500 and interest payable of $141,184 for a total of $1,473,684. See Item 2 "Liquidity and Capital Resources".

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Medsearch  Technologies,  Inc.

     Dated:  November  19,  2001                 By:   /s/  Jacob  Meller
                                                       -------------------
                                                 Name:  Jacob  Meller
                                                 Title:     President